Form 10-Q
period 2011-12-31
ALTERNATIVE ENERGY MEDIA, INC.
filed 2012-01-31
CIK 1527666

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 2011

OR

      .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from                to

Commission file number  333-176169

Alternative Energy Media, Inc.

(Exact name of registrant as specified in its charter)

Nevada	45-2426430
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

3160 Camino Del Rio South, #310, San Diego, CA 92108
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code 619-688-1799

N/A
(Former name, former address and former fiscal year, if changed since last report)

Copies of all communications should be sent to:

The Krueger Group, LLP

7486 La Jolla Boulevard

La Jolla, California  92037

858-405-7385

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes  X . No      .

The number of shares of the registrant’s common stock outstanding as of January 31, 2012 was 12,500,000 shares.

ALTERNATIVE ENERGY MEDIA, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION		Page No.

Item 1.	Interim Financial Statements (Unaudited)	3

	Alternative Energy Media, Inc.

	Balance Sheets of Alternative Energy Media, Inc. at December 31, 2011 (unaudited) and June 30, 2011 (audited)	3

	Statements of Operations of Alternative Energy Media, Inc. for the Three Months and Six Months ended December 31, 2011, and for the period June 24, 2011 (Inception) through December 31, 2011 (unaudited)	4

	Statement of Stockholders’ Equity (Deficit) of Alternative Energy Media, Inc. for the Six Months ended December 31, 2011 (unaudited) and for the period June 24, 2011 (Inception) through June 30, 2011	5

	Statement of Cash Flows of Alternative Energy Media, Inc. for the Six Months ended December 31, 2011 and for the period June 24, 2011 (Inception) through December 31, 2011 (unaudited)	6

	Notes to the Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis	11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	20

Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	(Removed and Reserved)	28

Item 5.	Other Information	28

Item 6.	Exhibits	29

Signatures		29

PART I.  FINANCIAL INFORMATION

Item 1.

Interim Financial Statements (Unaudited)

ALTERNATIVE ENERGY MEDIA, INC.

(a Development Stage Company)

Balance Sheets

	December 31, 2011 (unaudited)	June 30, 2011 (audited)
ASSETS

CURRENT ASSETS:
Cash	$4,144	$-
Other receivable	3,500	-
TOTAL CURRENT ASSETS	7,644	-

OTHER ASSETS:
Deferred offering costs	-	-
Websites – Domain names, net	4,050	4,500
TOTAL OTHER ASSETS	7,550	4,500
TOTAL ASSETS	$11,694	$4,500

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accrued expenses	$20,180	450
Loans – related party	1,000	-
Loans – unrelated parties	5,750	-
TOTAL LIABILITIES	26,930	450

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 12,350,000 and 10,000,000 shares issued and outstanding, as of December 31, 2011 and June 30, 2011, respectively	12,350	10,000
Additional paid in capital	(20,939)	-
Deficit accumulated during development stage	(6,647)	(5,950)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(15,236)	4,050

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$11,694	$4,500

See notes to the financial statements.

ALTERNATIVE ENERGY MEDIA, INC.

(a Development Stage Company)

Statements of Operations

 (unaudited)

	For the three months ended December 31, 2011		For the six months ended December 31, 2011	For the period June 24, 2011 (inception) through December 31, 2011
Revenue	$-		$-	$-

Expenses:
Professional fees and other expenses	141		247	247
Amortization expense	225		450	450
Organization expenses	-		-	5,950
Loss before provision for income taxes	366		697	6,647

Provision for income tax	-		-	-

Net loss	$(366)		$(697)	$(6,647)

Basic and diluted loss per share	$(0.00)	S	(0.00)

Weighted average common shares outstanding - basic and diluted	10,277,957		10,139,730

See notes to the financial statements.

ALTERNATIVE ENERGY MEDIA, INC.

(a Development Stage Company)

Statement of Stockholders’ Equity (Deficit)

	Common Stock	Common Stock Amount	Additional Paid- in-capital	Deficit Accumulated During Development Stage	Total
Balance - June 24, 2011 (date of inception)	-	$ -	$ -	$ -	$ -
Shares issued for services on June 28, 2011	5,500,000	5,500			5,500
Shares issued to acquire websites and domain names on June 28, 2011	4,500,000	4,500	-	-	4,500
Net Loss – for the period June 24, 2011 (inception) through June 30, 2011	-	-	-	(5,950)	(5,950)
Balance – June 30, 2011	10,000,000	10,000	-	(5,950)	4,050
Shares issued for cash (the Offering) on December 23, 2011	2,350,000	2,350	21,150	-	23,500
Deferred offering costs charged to capital pursuant to the Offering	-	-	(42,089)	-	(42,089)
Net loss – for the six months ending December 31, 2011	-	-	-	(697)	(697)
Balance – December 31, 2011(unaudited)	12,350,000	$12,350	$(20,939)	$ (6,647)	$(15,236)

See notes to the financial statements.

ALTERNATIVE ENERGY MEDIA, INC.

(a Development Stage Company)

Statements of Cash Flows

(unaudited)

	For the six months ended December 31, 2011	For the period June 24, 2011 (inception) through December 31, 2011

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(697)	$(6,647)
Amortization	450	450
Shares issued for organizational expense	-	5,500
Adjustments to reconcile net loss to cash (used in) operating activities:
Change in Other receivable-current	(3,500)	(3,500)
Change in accrued expenses	(270)	180
Change in deferred offering costs	-	-
Net Cash Provided by (Used in) Operating Activities	(4,017)	(4,017)
CASH FLOW FROM INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock offering	23,500	23,500
Deferred offering costs paid	(22,089)	(22,089)
Loan proceeds from unrelated parties	10,750	10,750
Payments on loans from unrelated parties	(5,000)	(5,000)
Loans from related parties	6,200	6,200
Payments on loans from related parties	(5,200)	(5,200)
Net Cash Provided by (Used in) Financing Activities	8,161	8,161
CHANGE IN CASH	4,144	4,144
CASH AT BEGINNING OF PERIOD	-	-
CASH AT END OF PERIOD	$4,144	$4,144
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-
Non-cash investing and financing activities:
Stock issuance for websites and domain names	$-	$4,500

See notes to the financial statements.

ALTERNATIVE ENERGY MEDIA, INC.

(a Development Stage Company)

Notes to the Financial Statements (unaudited)

December 31, 2011

NOTE 1 – ORGANIZATION

Alternative Energy Media, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on June 24, 2011. The Company issued 5,500,000 shares of its common stock to its founder following inception in exchange for organizational costs incurred upon incorporation. On June 28, 2011 the Company issued 4,500,000 shares of its common stock to Windstream Partners, LLC (“Windstream”), as consideration for the purchase of 3 websites and/or domain names. Windstream paid $4,500 to acquire the domain names and websites. The acquisition was valued at $4,500. The Company, through the date of this report, issued 2,500,000 shares of its common stock to 20 investors who purchased their shares under a registration statement filed on Form S-1 (the “Offering”) with the United States Securities and Exchange Commission (the “SEC”). Investors paid $0.01 per share for a total of $25,000 as a combined investment.

The Company has not generated revenues from its planned principal operations and is considered a development stage company as that term is defined by Financial Accounting Standard Board ("FASB") Accounting Standards Codification ("ASC") 915, Development Stage Entities.

The Company provides Internet search and advertising services that facilitate access to alternative energy information on the Internet relevant to specific topics of interest, products and related services.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements and Basis of Presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the financial statements of the Company for the period ended June 30, 2011 and notes thereto contained in its registration statement on Form S-1. The Company completed a majority of its offering prior to December 31, 2011 through the issuance of 2,350,000 shares of common stock.

a. Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a June 30, year-end.

b. Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

c. Stock-based Compensation

The Company follows ASC 718-10, Stock Compensation, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options.

d. Use of Estimates and Assumptions

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. The Company has adopted the provisions of ASC 260.

e. Earnings (Loss) per Share

The basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company.

f. Income Taxes

Income taxes are provided in accordance with ASC 740, Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

No provision was made for Federal income tax.

g. Advertising

Advertising will be expensed in the period in which it is incurred. There has been no advertising expense in the reporting period presented.

h. Related Software Costs

Certain direct purchase and related development costs associated with software are capitalized and include external direct costs for services and payroll costs. These costs include employees devoting time to the software projects principally related to software coding, designing system interfaces and installation and testing of the software. These costs are recorded as property and equipment and will be amortized over a period of three to five years beginning when the asset is substantially ready for use. Costs incurred during the project stage, as well as maintenance and training costs are expensed as incurred.

i. Deferred Offering Costs

Deferred offering costs consist principally of accounting fees, legal fees and other fees incurred through the balance sheet date that are related to the proposed common stock offering. Deferred offering costs related to the common stock offering will offset proceeds recorded as equity if the transaction is completed or charged to expense if the common stock offering is not completed.

j. Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had negative working capital of $19,286 and a deficit accumulated during the development stage of $6,647 at December 31, 2011. As of December 31, 2011, the Company had not generated any revenue and had no committed sources of capital or financing.

While the Company is attempting to generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. The Company’s budget for the next twelve months calls for approximately $25,000 - $50,000 for operational working capital and professional fees to maintain the requirements of being a public company, an estimated $15,000 - $40,000 per website to redevelop and enhance their functionality and revenue generation potential, and an additional $8,000 to $16,000 in marketing expenses for each website. Management believes the Company can raise adequate capital to keep the Company functioning for at least the next twelve months through December 31, 2012.

Management believes sufficient funding can be secured by obtaining loans, as well as offerings of preferred and common stock through private placements to institutional and other finance sources. However, no assurance can be given that the Company can obtain additional working capital, or if obtained, that such funding will not cause substantial dilution to shareholders of the Company. If the Company is unable to raise additional funds, it may be forced to change or delay its contemplated business plan. Management believes the process and probability to raise additional capital will be easier to accomplish and be more cost effective once the Company becomes a publicly traded company.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – SHARE CAPITAL

The Company is authorized to issue 100,000,000 shares of common stock and 1,000,000 shares of preferred stock. The Company issued 5,500,000 shares of its common stock to its incorporator, chief executive officer and president for organizational services rendered. These services were valued at $5,500. Following its formation, the Company issued 4,500,000 shares of its common stock to Windstream, as consideration for the purchase of 3 websites and/or domain names. Windstream paid $4,500 to acquire the domain names and websites. The acquisition of the websites and/or domain names were valued at $4,500. The Company issued 2,350,000 shares of its common stock to 18 investors who purchased their shares under a registration statement filed on Form S-1 with the United States Securities and Exchange Commission (the “SEC”). Investors paid $0.01 per share for a total of $23,500 as a combined investment.

At December 31, 2011, there were 12,350,000 shares of common stock issued and outstanding.

NOTE 5 – LOANS - UNRELATED PARTIES

During the six month period ending December 31, 2011 the Company received $10,750 in loan proceeds from two unrelated parties who are business acquaintances of our shareholder and founder in order to fund working capital expenses and the costs of our offering. These loans were unsecured and carry no interest rate or repayment terms.

Prior to December 31, 2011 the Company repaid $5,000 of the loans to unrelated parties. As of December 31, 2011, the Company had an outstanding balance of loans – unrelated parties of $5,750.

NOTE 6 – LOANS - RELATED PARTIES

During the six month period ending December 31, 2011 the Company received $6,200 in loan proceeds from a corporate entity that is affiliated with a shareholder of Company, in order to fund working capital expenses and the costs of our offering.

Prior to December 31, 2011 the Company repaid $5,200 of the loans to related parties. As of December 31, 2011, the Company had an outstanding balance of loan – related party of $1,000.

NOTE 7 – DEFERRED OFFERING COSTS

Deferred offering costs consist principally of accounting fees, legal fees and other fees incurred through the balance sheet date that are related to our common stock offering. Deferred offering costs related to the common stock offering will offset proceeds recorded as equity if the transaction is completed or charged to expense if the common stock offering is not completed. Expenses charged to capital upon receipt of the offering proceeds as of December 31, 2011 were $42,089. This amount has been recorded as an offset against Additional Paid in Capital on the Balance Sheet as of December 31, 2011.

NOTE 8 – INCOME TAXES

As of December 31, 2011, the Company had net operating loss carry forwards of $6,647 that may be available to reduce future years’ taxable income through 2031.

As of December 31, 2011

Deferred tax assets:
Net operating tax carryforwards	$2,592
Other	-
Gross deferred tax assets	2,592
Valuation allowance	(2,592)

Net deferred tax assets	$-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 9 - SUBSEQUENT EVENTS

During January 2012, the Company issued 150,000 shares of its common stock to 2 investors who purchased their shares under a registration statement filed on Form S-1 with the SEC and considered its offering complete. A total of 20 individual investors paid $0.01 per share for a total of $25,000 as a combined investment.

During the period ended January 31, 2012, the Company repaid an additional $4,750 in loans payable unrelated parties. These loans were unsecured and carried no interest rate or repayment terms.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS: STATEMENTS ABOUT OUR FUTURE EXPECTATIONS ARE "FORWARD-LOOKING STATEMENTS" AND ARE NOT GUARANTEES OF FUTURE PERFORMANCE. WHEN USED HEREIN, THE WORDS "MAY," "WILL," "SHOULD," "ANTICIPATE," "BELIEVE," "APPEAR," "INTEND," "PLAN," "EXPECT," "ESTIMATE," "APPROXIMATE," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INVOLVE RISKS AND UNCERTAINTIES INHERENT IN OUR BUSINESS, INCLUDING THOSE SET FORTH UNDER THE CAPTION "RISK FACTORS," IN THIS DISCLOSURE STATEMENT, AND ARE SUBJECT TO CHANGE AT ANY TIME. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THESE FORWARD-LOOKING STATEMENTS. THIS FORM 10-Q DOES NOT HAVE ANY STATUTORY SAFE HARBOR FOR THIS FORWARD LOOKING STATEMENT. WE UNDERTAKE NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENT.

This Management’s Discussion and Analysis should be read in conjunction with the financial statements included in this Quarterly Report on Form 10-Q (the “Financial Statements”). The financial statements have been prepared in accordance with generally accepted accounting policies in the United States (“GAAP”). Except as otherwise disclosed, all dollar figures included therein and in the following management discussion and analysis are quoted in United States dollars.

Overview

Alternative Energy Media, Inc. was incorporated under the laws of the State of Nevada on June 24, 2011. On June 28, 2011 we acquired certain websites and domain names from Windstream Partners, LLC. As of January 31, 2012, we had one employee, our founder and president, Matthew J. Zouvas. For the remainder of 2011, Mr. Zouvas will devote at least five hours each week to us but he may increase the number of hours as necessary. Mr. Zouvas provides consulting services to various other companies, including law firms, software companies, manufacturers, and energy and minerals related businesses, and provides advisory services relative to business development, lead generation, and mergers and acquisitions, on a per-project basis.

The Company issued 5,500,000 shares of its common stock to Mr. Zouvas at inception in exchange for organizational services incurred upon incorporation. These services were valued at $5,500 upon issuance. Following our formation, we issued 4,500,000 shares of our common stock to Windstream Partners, LLC in exchange for three domain names and websites, all of which are currently available online in various forms, and otherwise may be redeveloped during the next few months with additional content and technology partners to provide alternative energy-related media online. Windstream Partners, LLC is owned and controlled by Mrs. Elizabeth Kern. The cost of the websites incurred by Windstream Partners, LLC was approximately $4,500, which is the same price at which we purchased them.

As of the date of this Report the Company issued a total of 2,500,000 shares of its common stock to 20 investors who purchased their shares under a registration statement filed on Form S-1 with the SEC and completed its Offering. A total of 20 individual investors paid $0.01 per share for a total of $25,000 as a combined investment.

We are a development stage company and have no financial resources. We have not established or attempted to establish a source of equity or debt financing. Our auditors indicated in their Report on our Financial Statements, as provided in our effective registration statement on Form S-1, that “the Company has not established a source of revenue or financing, which raises substantial doubt about its ability to continue as a going concern.”

We will derive revenue from the sale of advertising, sponsorships, directing listings, affiliate commission revenue, lead generation, product sales, and related services to the alternative energy and clean tech sectors. In addition, we may derive revenue from various forms of advertising on our targeted websites with ads placed on our sites from large search engine companies such as Google and Yahoo and to small businesses that are seeking to purchase Internet traffic from potential purchasers of the goods or services that the business owner is offering as well as affiliate-based revenue which include commissions on alternative energy products and related services.

The principal products and services that we will provide through our websites are:

•

Alternative energy related media and content;

•

Products that relate to alternative energy, clean technology, and energy savings (such as solar panels, books on alternative energy, and small wind turbines);

•

Services that relate to energy savings, clean technology, and alternative energy (such as solar panel installers, energy efficiency audits, waste to energy technologies, and environmental consulting firms);

•

Advertisements for conferences and other educational related events that relate to the alternative energy industry;

•

Directory listings to service providers and vendors that provide products and related services to the alternative energy industry;

Please note that the above products and services will be provided by third parties and not directly by us. We act as a central resource and portal that enables our users to find and access the resources and information about vendors and products in the alternative energy industry.

Our principal sources of revenue will be:

•

Pay per click (PPC) advertising from providers (PPC is an Internet advertising model used on websites, in which advertisers pay their host only when their ad is clicked. With search engines, advertisers typically bid on keyword phrases relevant to their target market. Content sites commonly charge a fixed price per click rather than use a bidding system - revenue code: ppc);

•

Lead generation represents a visitor on our website completing a form or clicking on a link that refers that visitor as a potential customer and lead to another third party that provides a particular product or service. Once the lead is received by the third party, the Company receives a lead referral fee. (revenue code: lgn);

•

Affiliate revenue from a company, usually offered through an affiliate network such as ClickBank, Commission Junction, or the like whereby we receive a commission pursuant to the sale of a product or service that occurs from the traffic directed to their site (revenue code: aff);

•

Sponsorship advertising is when we obtain a corporate sponsor to directly advertise on a section or our entire site (revenue code: spa); and

•

Directory listings are when local companies and service providers pay us to have a premium listing on our sites and the functionality of the directory listings is upgraded and offered into each one of our websites (revenue code: dir).

Each of the services described above may be found at any one of our web sites identified below:

•

AlternativeEnergyMedia.com – currently provides information on products and resources within the alternative energy industry. This website is enabled by our content partner, Domain Holdings, which is also the content partner for our other websites. AlternativeEnergyMedia.com will be redesigned to act as the Company’s portal for all of our corporate related communications and to promote our initiatives towards alternative energy and clean technology, as well as act as a hub to connect with our other websites.

•

AlternativePowerMall.net – acts as an e-commerce store that provides a wide variety of products relative to alternative energy and clean technology. This website is also enabled through our content partner, Domain Holdings, whereby we receive a fee on a per click-thru basis for any products that are clicked on. Future planned services include lead generation, directory listings, and sponsorships. Current revenue capabilities: ppc, aff

•

SolarPowerProducts.us – acts as a media venue that covers products and related services focused on solar power. We intend that this site also have direct ecommerce capabilities or direct affiliations with solar product manufacturers in order to generate affiliate revenues, product sales, lead generation, and directory listings. Current revenue capabilities: ppc, aff

We have undertaken limited redevelopment of each of our websites. Each domain name and respective website was originally a text-based website that just housed links to advertisers that served advertisements from major companies including Yahoo or Google. Shortly after we acquired the websites and domain names, we changed our content partners and the focus of our websites became more highly associated with the alternative energy industry. In addition, we added a more graphical and appealing content presentation, as well as an array of alternative energy products that are displayed on the websites. These changes required relatively minimal programming and we incurred no additional costs or expenses because these changes were included as part of the Company’s original purchase of the domains and websites.

We will make arrangements for earning fees either:

•

By entering direct agreements with companies offering alternative energy products and services that provide an affiliate program, or lead generation programs, most of which can be set up and managed online, or

•

Through a PPC marketing or Internet advertising firm that specializes in Internet marketing and online advertising. We intend to use services offered by firms such as Google, Yahoo, or Domain Holdings, or any combination thereof, for our PPC marketing, and use any one or more of the affiliate networks for our alternative energy affiliate revenue sources.

Our procedures may be referred to as parked domain monetization, which is a technique used primarily by domain name registrars and Internet advertising publishers to monetize type-in traffic visiting a parked or minimally developed domain name. Type-in traffic is a term describing visitors landing at a web site by entering a keyword or phrase (with no spaces or a hyphen in place of a space) in the web browser's address bar (and adding .com or any other generic top-level domain or country code top-level domain such as .us). The domain name will usually go to a web page containing advertising listings and links. These links will be targeted to the predicted interests of the visitor and may change dynamically based on the results that visitors click on. Usually the domain holder is paid based on how many links have been visited (e.g. PPC) and on how beneficial those visits have been. The keywords for any given domain name provide clues as to the intent of the visitor before arriving.

We will work to negotiate agreements with websites and others to maximize banners and PPC arrangements. We have a number of key website names to be used for this purpose. We cannot predict the likelihood or timing of our success, however.

Timing

Since acquiring the three websites, most of our resources and work have been devoted to planning our business, implementing systems and controls, and completing our registration statement. Since we have recently completed our registration statement and our Offering, our efforts will be focused towards optimizing our business and marketing plans, as well as raise additional capital,, of which there can be no assurance, to begin the work to update and further enhance our three websites. We will then need to begin introductory marketing to attract retailers to advertise on our sites. We believe that the work needed to enhance and complete each website will range from $15,000 to $40,000 per site over the next 12 to 18 months if outside contractors and experts are used. If we can raise funding to outsource these procedures, of which there are no assurances, we can open at least some of the additional functionality and revenue channels on our websites within approximately one year. If we have to use our internal resources only, the process will take much longer and will be done one website at a time. There can be no way to estimate how much time would be required in that case. Our goal would be to have all three websites up and running with the added functionality and multiple revenue channels within one year, but there is no way of estimating what the likelihood of achieving that goal is.

Competition

We will compete with companies that provide both mainstream and specialty niche oriented content and media sites focused within the alternative energy and clean technology sectors, as well as referral and affiliate programs and advertising services that are similar to our services. Many current and potential competitors have and can devote substantially greater resources to promotion, website and systems development than we can. In addition, as the use of the Internet and other online services increases, larger, well-established and well-financed entities may continue to acquire, invest in or form joint ventures with providers of Web directories, search and information services or advertising solutions. Existing providers of Web directories, search and information services or advertising solutions may continue to consolidate.

In addition, we cannot provide any assurance that another search service will not successfully offer a competitive affiliate/referral advertising service. We believe it is likely that there will be additional entrants to the affiliate/referral search market. These competitors will compete against us for affiliate arrangements. This competition could cause us to enter into affiliate agreements with less favorable terms or lose affiliates or potential affiliates.

We will face competition for user traffic within the search marketplace, which affects the number of paid introductions on our service. If the users of these affiliates prefer the services offered by the competitors with whom we do not have a relationship, the businesses of our affiliates may suffer. This may in turn have a material adverse effect on our business, operating results and financial condition. In addition, many of our affiliates compete with one other, and this may make it difficult for us to develop some affiliate relationships.

We also compete with providers of pay-per-click search services and other search services, Internet service providers, other websites and advertising networks such as Double-Click, Inc. and 24/7 Media, Inc., as well as traditional offline media such as television, radio and print and direct marketing companies, for a share of advertisers total advertising budgets. Accordingly, we may face increased pricing pressure for the sale of advertisements and direct marketing opportunities. This could have a material adverse effect on our business, operating results and financial condition.

We will compete using our ability to develop opportunities that we will be able to take advantage of quickly. However, we cannot predict the likelihood or timing for our success. No assurances can be given that our competitive strategy will have any success.

Intellectual Property

We have no patents or trademarks.

Government Regulation and Industry Standards

There are an increasing number of laws and regulations in the United States and abroad pertaining to communications and commerce on the Internet. In addition, a number of legislative and regulatory proposals are under consideration by federal, state, local and foreign governments. Laws or regulations may be adopted with respect to the Internet relating to liability for information retrieved from or transmitted over the Internet, user privacy, taxation and the quality of products and services. Moreover, the application to the Internet of existing laws governing issues such as intellectual property ownership and infringement, pornography, obscenity, libel, gaming, employment and personal privacy is uncertain and developing. Any such legislation or regulation, or the application or interpretation of existing laws, may decrease the growth in the use of the Internet in general, prevent us from delivering our content in different parts of the world and increase our costs of selling products or otherwise operating our business.

Furthermore, legislation regulating online content could limit the growth in use of the Internet generally and decrease the acceptance of the Internet as an advertising and e-commerce medium.

Websites typically place identifying data, or cookies, on a user's hard drive without the user's knowledge or consent. We and many other Internet companies will use cookies for a variety of different reasons, including the collection of data derived from the user's Internet activity. Any reduction or limitation in the use of cookies could limit the effectiveness of our sales and marketing efforts. Most currently available Web browsers allow users to remove cookies at any time or to prevent cookies from being stored on their hard drive.

Some privacy advocates and governmental bodies have suggested limiting or eliminating the use of cookies. In addition, the European Union and many countries within the EU have adopted privacy directives or laws that strictly regulate the collection and use of information regarding Internet users that is identifiable to particular individuals. Privacy legislation has been proposed in the U.S. as well, and the U.S. Federal Trade Commission has taken action against website operators that do not comply with state privacy policies. These and other governmental efforts may limit our ability to target advertising or collect and use information regarding the use of our websites. Fears relating to a lack of privacy could also result in a reduction in the number of our users and subscribers which could harm our business and financial results.

Employees

As of January 31, 2012, we had one employee, our founder and president, Mr. Zouvas. Through June of 2012, Mr. Zouvas will devote at least five hours a week to us and may increase the number of hours as necessary. There is no written employment contract or agreement. We will also use independent contractors and consultants to assist in many aspects of our business on an as-needed basis pending financial resources that become available to us.

Critical Accounting Policies

The preparation of financial statements and related notes requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made. Note 2 to the financial statements, included elsewhere in this report, includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

Seasonality

We have not noted a significant seasonal impact in our business (or businesses like ours) although having just commenced operations it is too early to tell.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company that will increase our operating costs or cash requirements in the future.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

In April 2009, the FASB issued an update to ASC 820, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, which provides guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales. This update to ASC 820 was effective for interim and annual periods ending after June 15, 2009 and was adopted by the Company. The adoption did not have a material impact on the Company’s financial statements.

In May 2009, the FASB issued ASC 855, “Subsequent Events.” ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, was effective for interim or annual periods ending after June 15, 2009. The Company adopted this standard.

In June 2009, the FASB issued ASU 2009-17, Consolidation (ASC 810) “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This new standard also requires additional disclosures about an enterprise’s involvement in variable interest entities. The Company adopted this pronouncement. There was no impact on its financial statements.

In June 2009, the FASB issued ASC 105, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” ASC 105 establishes the FASB Accounting Standards Codification (“Codification”), as the single source of authoritative accounting and reporting standards in the United States for all non-government entities, with the exception of the Securities and Exchange Commission and its staff. It does not include any new guidance or interpretations of US GAAP, but merely eliminates the existing hierarchy and codifies the previously issued standards and pronouncements into specific topic areas. The Codification was adopted by the Company for its financial statements ending June 30, 2011.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (ASC 820): Improving Disclosures about Fair Value Measurements.” This update will require (1) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (2) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and require disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements for related to the purchases, sales, issuances and settlements in the roll-forward activity of Level 3 fair value measurements. Those disclosure requirements are effective for fiscal years ending after December 31, 2010. The Company does not believe the adoption of this guidance will have a material impact to its financial statements. Management does not believe that other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants or the SEC have a material impact on the Company’s present or future financial statements.

In April 2010, new accounting guidance was issued for the milestone method of revenue recognition. Under the new guidance, an entity can recognize revenue from consideration that is contingent upon achievement of a milestone in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. This guidance is effective prospectively for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The Company adopted the provisions of this guidance which does not have a material impact on its financial statements.

Financial Condition and Results of Operations

Operations

We were incorporated on June 24, 2011 and acquired our websites on June 28, 2011. All of our business activity through December 31, 2011 involved primarily incorporation efforts, planning and acquiring the websites, as well as preparation of our Offering. We incurred minimal costs to maintain the websites and failed to earn any revenue for traffic that visited our sites for the period ended December 31, 2011.

We are a development stage company and have extremely limited financial resources. We have not established a source of equity or debt financing. Our independent registered public accounting firm has included an explanatory paragraph in its report emphasizing the uncertainty of our ability to remain a going concern. We will provide Internet search and advertising services that facilitate access to alternative energy information relevant to specific topics of interest, products and related services on the Internet. Our principal sources of revenue are anticipated to include:

•

Pay per click (PPC) advertising from providers;

•

Lead generation when we receive a commission for sending users of our websites to third party providers who complete an inquiry form or provide an email submission as a qualified lead;

•

Affiliate revenue from various companies, usually offered through an affiliate network such as ClickBank, Commission Junction, or the like whereby we receive a commission for sales of products or services that occur from traffic that we direct to their site;

•

Sponsorship advertising when we obtain a corporate sponsor to directly advertise on a section of, or our entire, site; and

•

Directory listings when local companies and service providers pay to have a premium listing on our sites and the functionality of the directory listings is upgraded and offered into each one of our websites.

Each of the services described above will be found at any one of our geographically specific web destinations:

Our plan to continue as a going concern is to reach the point where we begin generating sufficient revenue from our Internet sites to meet all of our obligations on a timely basis. In the early stages of our operations we intend to keep costs to a minimum. The cost to house the various websites is collectively $30 per month. We will gradually introduce advertising services to improve our sites' positions in general search engines such as Google, Yahoo and Bing (Microsoft).

Other

As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below or elsewhere in this prospectus. We believe that the perception that many people have of a public company make it more likely that they will accept restricted securities from a public company as consideration for indebtedness to them than they would from a private company. We have not performed any studies of this matter. Our conclusion is based on our own observations. However, there can be no assurances that we will be successful in any of those efforts even if we are a public entity. Additionally, issuance of restricted shares would necessarily dilute the percentage of ownership interest of our stockholders.

Liquidity

We are responsible to pay all costs relating to our Offering. This amount will be paid as and when necessary and required or otherwise accrued on our books and records until we are able to pay the full amount due either from revenues or loans providing sufficient capital. We entered into a written engagement agreement with our legal advisors in connection with our Offering with The Krueger Group, LLP, in August 2011 which provides for hourly billing not to exceed $50,000 in total attorneys’ fees. Absent sufficient revenues to pay these amounts we will need to seek additional financing sources to cover the balance of outstanding professional and related fees pursuant to our Offering and being a public reporting company, to the extent that such liabilities cannot be extended or satisfied in other ways and our professionals insist upon payment, and for continued operations.

AEM has paid and will continue to pay for all of the costs and fees associated with our completed Offering in the following manner: (i) incidental fees and costs associated with our Offering, which include all fees and expenses of the Offering with the exception of Accounting and Legal fees and expenses, will be paid first or in chronological order as submitted to management; and (ii) legal fees due and owing to our securities counsel will be deferred and paid when available as per the engagement agreement entered into with The Krueger Group, LLP in August 2011. If we are unable to pay for all of the costs and fees associated with our Offering, we will seek alternative forms of financing from our management and shareholders, as well as from other third parties, and attempt to hire a licensed financial advisor to help facilitate a financing. In addition, we will request that our professional advisors accrue their fees until such time, if any, that capital becomes available to pay for their services. Furthermore, we will attempt to maintain operations from our available capital and postpone our business plans for expansion until additional capital becomes available.

Since acquiring the three websites, most of our resources and work have been devoted to planning our business, implementing systems and controls, and completing our registration statement. Our initial plan of operation entailed acquiring three websites and indexing them with the three major search engines, Google, Yahoo and Bing. We have also integrated traffic reporting and revenue tracking for each site, and implemented an internal system of legal and financial controls. Assuming that we are successful in obtaining additional financing after our Offering, for which there can be no assurance, we next intend to implement additional internal controls and to pursue a marketing plan to attract a larger audience of consumers and thereby generate advertising revenue from advertisers that want a presence on our sites. At present, our internal controls include the use of QuickBooks software to account for all of our finances, including accounts payable and receivable, and conduct regular communications with our outside auditors and attorneys. Over time, we intend to hire a Chief Financial Officer on at least a half-time basis who will oversee our internal controls and manage directly our professional relationships with our vendors, suppliers, attorneys and accountants. We anticipate that the timeframe for implementing these internal systems and controls is approximately 12 to 18 months, assuming monies are available to fund the implementation of these internal systems and controls. The associated costs of implementing these internal systems and controls include past payments to our accountants and auditors of approximately $10,000, future payments on a yearly basis to our auditors and accountants of approximately $50,000, and approximately $60,000 for the hiring and retention of a Chief Financial Officer on a part-time basis.

The scope of our intended marketing strategy will depend upon our then-available budget, if any. We intend to utilize advertising and sponsored links on the major search engines for relative keywords associated with the alternative energy industry, and advertising in print publications and select industry based journals. Additional aspects of our intended marketing plan will include writing articles and producing new content that can be syndicated or published with other leading websites associated with the alternative energy industry. If our budget permits, we also plan to attend trade shows and conferences related to the alternative energy industry. As the traffic and branding of our websites increase, we anticipate that advertising revenue will also increase, including from participants in the alternative energy industry that desire to sponsor certain sections of our websites. Our marketing plan is expected to be an ongoing facet of our business, however we are uncertain at this time if our marketing plan can be funded. We anticipate spending between $25,000 to $50,000 in the first year on marketing efforts, assuming that we obtain funding after our Offering. In addition, as funds are available, we intend to hire. Over time, we intend to hire a Chief Marketing Officer on at least a part-time basis who will oversee our marketing efforts and manage directly our professional relationships with our advertisers and retailers. We anticipate that the timeframe for implementing these marketing strategies is approximately 12 to 18 months, assuming monies are available to fund the implementation of these marketing strategies. The associated costs of implementing these marketing include payments of approximately $50,000 during the first 18 months, and approximately $60,000 for the hiring and retention of a Chief Marketing Officer on a part-time basis.

Once we become a publicly traded company, we will pursue additional financing options to begin the work to update and enhance our three websites and initiate our marketing plans. Our enhancements will include incorporating different kinds of content into our websites such as video, editorial content, articles, and business directories, as well as integrate various forms of ecommerce to provide a highly interactive forum and valuable resource for our end-user customers and audience. Once a sustained level of traffic and unique users visit our websites, we will begin introductory marketing on a direct basis or through advertising agencies and public relations firms to attract businesses, such as solar panel installers, energy efficiency consultants, home improvement contractors that utilize green or clean technology, solar water heater vendors, vendors of products associated with the alternative energy industry, third party advisors to the alternative energy industry, including engineering firms, consulting firms, law firms, and accounting firms, and the like, to advertise on our sites. We believe that the work needed to complete the upgrades and enhancements for each website will range from $15,000 to $40,000 over the next 12 to 18 months if outside contractors and experts are used. If we can raise funding to outsource these procedures, of which there are no assurances, we anticipate that we can complete a majority of the intended functionality and features to our websites within approximately one year. If we have to use our internal resources only, the process will likely take much longer and will be done one website at a time. To do this we would use friends and associates of management and freelance programmers and others who would work with us on a part-time basis. The freelancers will be people who help us after work at their principal places of employment or professionals who are temporarily unemployed. They will have the capabilities of doing the required tasks but will be unable to provide continuous time to the undertaking. There can be no way to estimate how much time or costs would be required in that case. If we are unable to raise any funds, the cash costs would have to be provided by our president to the extent that he is capable of providing funds. Our goal would be to have all three websites fully upgraded and running within one year, but there is no way of estimating what the likelihood of achieving that goal would be.

Private capital, if obtained, will be sought from former business associates of our founder and president or private investors referred to us by those business associates. At present, it is uncertain whether our founder and president is willing to lend or invest any additional funds of his own into the Company, nor has the Company commenced negotiating with him the terms of any such financing. To date, we have not sought any funding source and have not authorized any person or entity to seek out funding on our behalf. We anticipate that once we become a publicly-traded company, our ability to obtain the required funding to further enhance our websites and continue with or business plan may improve. If a market for our shares ever develops, of which there can be no assurances, we may use restricted shares of our common stock to compensate employees, consultants or independent contractors, or to fund acquisitions, wherever possible. We cannot predict the likelihood or source of raising capital or funds that may be needed to complete the sites that we have acquired to implement our intended marketing plan, or to implement our intended enhancement to our system of internal controls.

We have become a public reporting company, and by doing so, have incurred and will continue to incur additional significant expenses for legal, accounting and related services. As a public reporting company, we are subject to the reporting requirements of the Exchange Act of '34, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses including annual reports and proxy statements, if required. We estimate that these costs will range up to $50,000 per year for the next few years and will be higher if our business volume and activity increases but lower during the first year of being public because our overall business volume will be lower. These obligations will reduce our ability and resources to expand our business. We hope to be able to use our status as a public company to increase our ability to use noncash means of settling obligations and compensate independent contractors who provide professional services to us, although there can be no assurances that we will be successful in any of those efforts. We will reduce the compensation levels paid to management if there is insufficient cash generated from operations to satisfy these costs.

There are no current plans to seek private investment until the Company is publicly-traded. We do not have any current plans to raise funds through the sale of securities except as set forth herein. We hope to be able to use our status as a public company to enable us to use non-cash means of settling obligations and compensate persons or firms providing services to us, although there can be no assurances that we will be successful in any of those efforts. Issuing shares of our common stock to such persons instead of paying cash to them may increase our chances to establish and expand our business. Having shares of our common stock may also give persons a greater feeling of identity with us which may result in referrals. However, these actions, if successful, will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of AEM because the shares may be issued to parties or entities committed to supporting existing management. We may offer shares of our common stock to settle a portion of the professional fees incurred in connection with its registration statement. No negotiations have taken place with any professional and no assurances can be made as to the likelihood that any professional will accept shares in settlement of obligations due them. There are no other significant liabilities at December 31, 2011.

As of December 31, 2011, we owed $5,750 in connection with an interest-free demand loan from two unrelated parties. The proceeds were used for basic working capital purposes and for the costs of our offering.

As of December 31, 2011, we owed $1,000 in connection with an interest-free loan from a related party. The proceeds were used for basic working capital purposes and for the costs of our offering.

Three month period ended December 31, 2011:

The Company had no revenues in the amount of $0 for the three month period ended December 31, 2011.

General and administrative expenses for the three month period ended December 31, 2011 was $366. This consists of amortization expense of $225, website/domain hosting costs of $90, and other administrative costs of $51. These expenses are minimal and do not reflect the cost of our registration statement filed on Form S-1 which was recorded as deferred offering costs and expensed against the proceeds received from the Offering as of December 31, 2011. We anticipate as we expand our business operations, and have become a public reporting company, our costs will increase substantially.

Net loss per share for the three month period ended December 31, 2011 was $(0.00).

Six month period ended December 31, 2011:

The Company had no revenues in the amount of $0 for the six month period ended December 31, 2011.

General and administrative expenses for the six month period ended December 31, 2011 was $697. This consists of amortization expense of $450, website/domain hosting costs of $180, and other administrative costs of $67. These expenses are minimal and do not reflect the cost of our registration statement filed on Form S-1 and were not included as deferred offering costs and expensed against proceeds received from the Offering as of December 31, 2011. We anticipate as we expand our business operations and as we become a fully reporting publicly traded company our costs will increase substantially.

Net loss per share for the six month period ended December 31, 2011 was $(0.00).

Liquidity and Capital Resources

As of December 31, 2011 the Company’s cash position remains limited with $4,144, in addition to a $3,500 deposit in our attorney’s escrow account as proceeds from our Offering, which is noted as “Other receivable” on our balance sheet.

At December 31, 2011 and June 30, 2011, the Company had a working capital deficit of approximately $19,286 and $450, respectively. At December 31, 2011 we incurred $42,089 in deferred offering costs which were offset against the proceeds received from our Offering. As of January 6, 2012, the law firm of The Krueger Group, who acted as escrow agent to the Company received $25,000 in aggregate offering proceeds from twenty (20) individual investors. The primary use of the offering proceeds have been paying for the various costs associated with our Offering and other public company costs, of which legal services related to our offering were a significant part.

The Company as of December 31, 2011 had limited cash on hand ($4,144) to meet its current obligations, repay debt, expenses/liabilities it has accrued for costs and other fees it has incurred.

Historically, the Company has relied on advances from related parties to maintain operations. However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist. There is no legal obligation for the Company's officers, directors or stockholders to provide additional future funding.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer, Mr. Zouvas, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including both Principal Executive Officers and Principal Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented. Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

No legal proceedings were initiated by or served upon the Company in the period ending December 31, 2011.

From time to time the Company may be named in claims arising in the ordinary course of business. Currently, no legal proceedings or claims, other than those disclosed above, are pending against or involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on its business and financial condition.

ITEM 1A – RISK FACTORS

Risks Related to the Business

1.

AEM has virtually no financial resources. Our independent registered auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

We are an early stage company and virtually have no financial resources. We have negative working capital of $22,786 and stockholders’ deficit of $15,236 at December 31, 2011. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the period ended June 30, 2011 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

2.

Because we have not commenced revenue-producing business operations, we face a high risk of business failure.

We were formed in June 2011. All of our efforts to date have related to developing our business plan and beginning business activities, including the acquisition, re-development and indexing of websites to reflect the alternative energy media industry. Through December 31, 2011, we had no operating revenues. We face a high risk of business failure.

3.

Most of our competitors, which include well known websites like Yahoo, MSN and Reuters, have significantly greater financial and marketing resources than do we.

Most of our competitors, which include well known websites like Yahoo, MSN and Reuters, have significantly greater financial and marketing resources than do we. Many have sophisticated websites and the ability to advertise in a wide variety of media, including television. We will principally depend on the business contacts of our president and word of mouth. There are no assurances that our approach will be successful.

4.

AEM is and will continue to be completely dependent on the services of our founder and president, Matthew J. Zouvas, the loss of whose services may cause our business operations to cease, and we will need to engage and retain qualified employees and consultants to further implement our strategy.

AEM’s operations and business strategy are completely dependent upon the knowledge and business connections of Mr. Zouvas. He is under no contractual obligation to remain employed by us. If he should choose to leave us for any reason or if he becomes ill and is unable to work for an extended period of time before we have hired additional personnel, our operations will likely fail. Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business along the lines described in this prospectus. We will fail without the services of Mr. Zouvas or an appropriate replacement(s).

We intend to acquire key-man life insurance on the life of Mr. Zouvas naming us as the beneficiary when and if we obtain the resources to do so and if he is insurable. We have not yet procured such insurance, and there is no guarantee that we will be able to obtain such insurance in the future. Accordingly, it is important that we are able to attract, motivate and retain highly qualified and talented personnel and independent contractors.

5.

We will be dependent on the alternative energy industry and news/media content suppliers.

Our financial prospects will be significantly dependent upon our sale of alternative energy media-related services. Alternative energy media consumption, including the attendance of alternative energy and clean tech conferences, reading materials, and paid-for content, is dependent on personal discretionary spending levels. As a result, sales of alternative energy media-related content, and the advertising on our websites tend to decline during general economic downturns and recessions. Accordingly, the current economic recession has led to a weakening in the fundamental demand for our services. In addition, unforeseen events beyond our control, such as a breakdown in alternative energy technologies, a failure to portray alternative energy and related technologies in a positive light, the lack of newsworthy stories and events taking place in the alternative energy industry, the imposition of taxes or surcharges by regulatory authorities towards alternative energy related services and products, also may adversely affect the alternative energy media industry and our business and results of operations.

6.

Fluctuations in our financial results make quarterly comparisons and financial forecasting difficult.

Our revenues and operating results are likely to vary significantly from quarter to quarter because our industry experiences fluctuations, which reflect personal sentiment and interest for the alternative energy related media and services offered by our websites. We believe that traditional media consumption, home improvement, and energy savings related projects in the United States and Europe are higher in the fourth and first calendar quarters of the year as consumers are inside more, consume more energy-related resources for warmth, and are online more as opposed to the spring and summer months. In the second and third quarters of the calendar year, demand for online media consumption and online sales in general in the United States and Europe generally declines as people are on vacation, travel more, and spend more time outside.

Because of these fluctuations and uncertainties, our operating results may fail to meet the expectations of investors. If this happens, the trading price of our common stock would almost certainly be materially adversely affected.

7.

Our business could be negatively affected by changes in search engine algorithms and dynamics or termination of traffic-generating arrangements.

We will utilize Internet search engines and other media related demand aggregation websites, principally through the use of alternative energy- and green tech-related keywords, to generate traffic to our websites. Search engines such as Google frequently update and change the logic which determines the placement and display of results of a user’s search, such that the placement of links to sites can be negatively affected. In addition, we are likely to purchase web traffic from a number of sources, including some operated by our competitors, in the form of pay-per-click arrangements that can be terminated with little or no notice. If one or more of such arrangements is terminated, or if a major search engine, such as Google, changes its algorithms in a manner that negatively affects the search engine ranking of our websites or our third-party distribution partners or changes its pricing, operating or competitive dynamics in a negative manner, our business, results of operations and financial condition would be adversely affected.

8.

Our success depends upon the continued commercial use of the Internet, and acceptance of online advertising as an alternative to offline advertising.

The percentage of the advertising market allocated to online advertising lags the percentage of time spent by people consuming media online by a significant percentage. Growth in our business largely depends on this distinction between online and off-line advertising narrowing or being eliminated. This may not happen in a way or to the extent that we currently expect. Many advertisers still have limited experience with online advertising and may continue to devote significant portions of their advertising budgets to traditional, offline advertising media. Accordingly, assuming that we succeed in commencing revenue-producing operations, we anticipate competing for advertising dollars with traditional media, including print publications, in addition to websites with higher levels of traffic. We believe that the continued growth and acceptance of online advertising generally will depend on its perceived effectiveness and the acceptance of related advertising models, and the continued growth in commercial use of the Internet, among other factors. Assuming that we succeed in commencing revenue-producing operations, any lack of growth in the market for various online advertising models could have an adverse effect on our business, financial condition and results of operations.

9.

Current questionable activities in the pay-per-click market may have an adverse affect on our business.

We understand that some firms that pay fees on a pay-per-click basis for marketing have found that some companies have used technologies that generate large numbers of questionable or phony clicks. In the industry, this is known as "click laundering." If this trend continues or is perceived to be getting worse, fewer companies may be willing to enter into pay-per-click arrangements.

10.

There are significant potential conflicts of interest.

Our key personnel are required to commit time to our affairs and, accordingly, these individual(s) (particularly our president) may have conflicts of interest in allocating management time among various business activities. In the course of other business activities, certain key personnel (particularly our president) may become aware of business opportunities which may be appropriate for presentation to us, as well as the other entities with which they are affiliated. As such, there may have conflicts of interest in determining to which entity a particular business opportunity should be presented. Mr. Zouvas works as an independent consultant and provides business development and advisory services to his clients. He is paid an advisory fee, salary, bonus or commission depending upon the particular project, scope of work, or terms of advisory engagement. Mr. Zouvas allocates his time towards projects where he can derive an income on a consistent basis. Because Mr. Zouvas is currently not receiving compensation from the Company for his services on an ongoing basis, he is presently devoting a majority of his time and attention on his client matters rather than on the Company’s business.

In an effort to resolve such potential conflicts of interest, we have entered into a written agreement with Mr. Zouvas specifying that any business opportunities that he may become aware of independently or directly through his association with us (as opposed to disclosure to him of such business opportunities by management or consultants associated with other entities) would be presented by him solely to us.

We cannot provide assurances that our efforts to eliminate the potential impact of conflicts of interest will be effective.

11.

As a development stage company which has nominal assets and no revenue, we could be considered a "shell company" and therefore be subject to more stringent reporting requirements.

The Securities and Exchange Commission ("SEC") adopted Rule 405 of the Securities Act and Exchange Act Rule 12b-2 which defines a shell company as a registrant that has no or nominal operations, and either (a) no or nominal assets; (b) assets consisting solely of cash and cash equivalents; or (c) assets consisting of any amount of cash and cash equivalents and nominal other assets. We are not a blank check company because from inception we have had, and continue to have, a specific business plan which we have begun to implement. Our balance sheet reflects that we have no cash and few assets and, therefore, we could be considered to be a shell company. The new rules prohibit shell companies from using a Form S-8 to register securities pursuant to employee compensation plans. However, the new rules do not prevent shell companies from registering securities pursuant to S-1 registration statements. Additionally, the new rule regarding Form 8-K requires shell companies to provide more detailed disclosure upon completion of a transaction that causes it to cease being a shell company. If an acquisition is undertaken (of which we have no current intention of doing), we must file a current report on Form 8-K containing the information required pursuant to Regulation S-K within four business days following completion of the transaction together with financial information of the acquired entity. In order to assist the SEC in the identification of shell companies, shell companies are required to check a box on Form 10-Q and Form 10-K indicating that we are a shell company. To the extent that we are required to comply with additional disclosure because we are a shell company, we may be delayed in executing any mergers or acquiring other assets that would cause us to cease being a shell company. The SEC adopted a new Rule 144 effective February 15, 2008, which makes re-sales of restricted securities by shareholders of a shell company more difficult.

12.

We are subject to the periodic reporting requirements of the Exchange Act that will require us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs could reduce or eliminate our ability to earn a profit.

Following the effective date of our registration statement, we became a public reporting company and are required to file periodic reports with the SEC pursuant to the Exchange Act and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered public accounting firm will have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel will have to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major affect on the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit. We may be exposed to potential risks resulting from any new requirements under Section 404 of the Sarbanes-Oxley Act of 2002. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

13.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and/or directors of the Company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

14.

The costs of being a public company could result in us being unable to continue as a going concern.

As a public company, we have to comply with numerous financial reporting and legal requirements, including those pertaining to audits and internal control. The costs of this compliance could be significant. If our revenues are insufficient, and/or we cannot satisfy many of these costs through the issuance of our shares, we may be unable to satisfy these costs in the normal course of business which would result in our being unable to continue as a going concern.

15.

Having only one director limits our ability to establish effective independent corporate governance procedures and increases the control of our president.

We have only one director. Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues. Until we have a larger board of directors that would include some independent members, if ever, there will be limited oversight of our president’s decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

Risks Related to Our Common Stock

16.

The Offering price of our common stock has been determined arbitrarily.

The price of our common stock in our Offering has not been determined by any independent financial evaluation, market mechanism or by our auditors and is, therefore, arbitrary. Our audit firm has not reviewed management's valuation and, therefore, expresses no opinion as to the fairness of the Offering price as determined by our management. As a result, the price of the common stock in our Offering may not reflect the value perceived by the market. There can be no assurance that the shares offered hereby are worth the price for which they are offered and investors may lose a portion or all of their investment.

17.

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through the issuance of additional shares of our common stock.

We have no committed source of financing. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (100,000,000 shares) but unissued (87,500,000 shares) including the sale of 2,500,000 common shares in our Offering. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to the then-prevailing market. These actions will result in dilution of the ownership interests of existing shareholders may further dilute common stock book value, and that dilution may be material.

18.

The aggregate proceeds of the Company’s Offering are less than the estimated cost of our Offering, so the Company will receive no economic benefits from the completion of our Offering.

Our shares currently have no trading activity. The aggregate proceeds of the Offering ($25,000) are substantially less than the proposed costs to complete our Offering ($65,000). We will, therefore, receive no financial benefit from the completion of our Offering and will have to pay for some of the costs of our Offering from the proceeds of operations or from other sources such as loans from officers or from related and unrelated parties.

19.

Our articles of incorporation provide for indemnification of officers and directors at our expense and limit their liability that may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors.

Our Articles of Incorporation at Article XI provide for indemnification as follows: "No director or officer of the Corporation shall be personally liable to the Corporation or any of its stockholders for damages for breach of fiduciary duty as a director or officer; provided, however, that the foregoing provision shall not eliminate or limit the liability of a director or officer: (i) for acts or omissions which involve intentional misconduct, fraud or knowing violation of law; or (ii) the payment of dividends in violation of Section 78.300 of the Nevada Revised Statutes. Any repeal or modification of an Article by the stockholders of the Corporation shall be prospective only, and shall not adversely affect any limitation of the personal liability of a director or officer of the Corporation for acts or omissions prior to such repeal or modification."

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification for liabilities arising under federal securities laws, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with our activities, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is likely to materially reduce the market and price for our shares, if such a market ever develops.

20.

Currently, there is no established public market for our securities, and there can be no assurances that any established public market will ever develop or that our common stock will be quoted for trading and, even if quoted, it is likely to be subject to significant price fluctuations.

Prior to the date of this prospectus, there has not been any established trading market for our common stock, and there is currently no established public market whatsoever for our securities. A market-maker has agreed to file an application with FINRA on our behalf so as to be able to quote the shares of our common stock on the OTCBB maintained by FINRA commencing upon the effectiveness of our registration statement of which this prospectus is a part and the subsequent closing of our Offering. There can be no assurance that the market maker’s application will be accepted by FINRA nor can we estimate as to the time period that the application will require. We are not permitted to file such application on our own behalf. If the application is accepted, there can be no assurances as to whether:

(i)

any market for our shares will develop;

(ii)

the prices at which our common stock will trade; or

(iii)

the extent to which investor interest in us will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

If we become able to have our shares of common stock quoted on the OTCBB, we will then try, through a broker-dealer and its clearing firm, to become eligible with the Depository Trust Company ("DTC") to permit our shares to trade electronically. If an issuer is not “DTC-eligible,” then its shares cannot be electronically transferred between brokerage accounts. This means that the shares of a company can only be traded manually between accounts, which takes days and is not a realistic option for companies relying on broker dealers for stock transactions. While DTC-eligibility is not a requirement to trade on the OTCBB, electronic trading is necessary to process trades on the OTCBB if a company’s stock is going to trade with significant volume. There are no assurances that our shares will ever become DTC-eligible or, if they do, how long it will take.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for our common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of us and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

Because of the anticipated low price of the securities being registered, many brokerage firms may not be willing to effect transactions in these securities. Purchasers of our securities should be aware that any market that develops in our stock will be subject to the penny stock restrictions. See “Plan of Distribution” below.

21.

Any market that develops in shares of our common stock will be subject to the penny stock regulations and restrictions pertaining to low priced stocks that will create a lack of liquidity and make trading difficult or impossible.

The trading of our securities, if any, will be in the over-the-counter market which is commonly referred to as the “OTCBB” as maintained by FINRA. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by penny stock rules adopted by the SEC. The term “penny stock” is defined in Exchange Act Rule 3a51-1 as, among other things, as having a price of less than $5.00 per share as set forth in Exchange Act Rule 3a51-(1)(d). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market.

The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Additionally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if and when our securities become publicly traded. In addition, the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities. Our shares, in all probability, will be subject to such penny stock rules for the foreseeable future and our shareholders will in all likelihood find it difficult to sell their securities.

22.

The market for penny stocks has experienced numerous frauds and abuses that could adversely impact investors in our stock.

We believe that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

•

Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•

Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•

"Boiler room" practices involving high pressure sales tactics and unrealistic price projections by sales persons;

•

Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•

Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

23.

Any trading market that may develop may be restricted by virtue of state securities “Blue Sky” laws that prohibit trading absent compliance with individual state laws. These restrictions may make it difficult or impossible to sell shares in those states.

There is currently no established public market for our common stock, and there can be no assurance that any established public market will develop in the foreseeable future. Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the securities registered hereunder have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions prohibit the secondary trading of our common stock. We currently do not intend to and may not be able to qualify securities for resale in at least 17 states which do not offer manual exemptions (or may offer manual exemptions but may not to offer one to us if we are considered to be a shell company at the time of application) and require shares to be qualified before they can be resold by our shareholders. Accordingly, investors should consider the secondary market for our securities to be a limited one. See also “Plan of Distribution-State Securities-Blue Sky Laws.”

24.

Our board of directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to affect adversely stockholder voting power and perpetuate their control over us.

Our articles of incorporation allow us to issue shares of preferred stock without any vote or further action by our stockholders. Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval, including large blocks of preferred stock. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.

25.

The ability of our president to control our business may limit or eliminate minority shareholders’ ability to influence corporate affairs.

Pursuant to our recently completed Offering, our president beneficially owns approximately 44% of our outstanding common stock. Because of his beneficial stock ownership, our president may be in a position to continue to elect our board of directors, influence all matters requiring stockholder approval and determine our policies. The interests of our president may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding decisions made by our president. This level of control may also have an adverse impact on the market value of our shares because our president may institute or undertake transactions, policies or programs that may result in losses, may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

26.

The vast majority of our issued and outstanding common shares are restricted under rule 144 of the Securities Act, as amended. When the restriction on any or all of these shares is lifted, and the shares are sold in the open market, the price of our common stock could be adversely affected.

Ten million (10,000,000) shares of our presently outstanding shares of common stock (12,500,000 shares) are "restricted securities" as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. Rule 144 provides that a person who is not an affiliate and has held restricted securities for a prescribed period of at least six (6) months if purchased from a reporting issuer or twelve (12) months (as is the case herein) if purchased from a non-reporting Company, may, under certain conditions, sell all or any of his shares without volume limitation, in brokerage transactions. Affiliates, however, may not sell shares in excess of 1% of the Company’s outstanding common stock each three months. As a result of revisions to Rule 144 which became effective on February 15, 2008, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for the aforementioned prescribed period of time. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

Of the 12,500,000 total issued and outstanding shares of our common stock, our president owns 5,500,000 shares, and a business entity that sold us our various websites owns 4,500,000 shares, which may be sold commencing one year from the date we are no longer considered to be a “shell” company. (See “Market for Securities” as provided in our effective registration statement on Form S-1.)

27.

We do not expect to pay cash dividends in the foreseeable future.

We have never paid cash dividends on our common stock. We do not expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our board of directors will consider. Since we do not anticipate paying cash dividends on our common stock, return on your investment, if any, will depend solely on an increase, if any, in the market value of our common stock.

28.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protection against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market (as a result of Sarbanes-Oxley), require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

Because none of our directors are independent directors, we do not currently have independent audit or compensation committees. As a result, these directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

We may find it very difficult or be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

29.

You may have limited access to information regarding our business because our obligations to file periodic reports with the SEC could be automatically suspended under certain circumstances.

As of the effective date of our registration statement of which this prospectus is a part, we will become subject to certain informational requirements of the Exchange Act, as amended, and we will be required to file periodic reports (i.e., annual, quarterly and special reports) with the SEC which will be immediately available to the public for inspection and copying. Except during the year that our registration statement becomes effective, these reporting obligations may (in our sole discretion) be automatically suspended under Section 15(d) of the Exchange Act if we have less than 300 shareholders and do not file a registration statement on Form 8A (of which we have no current plans to file). If this occurs after the year in which our registration statement becomes effective, we will no longer be obligated to file periodic reports with the SEC and your access to our business information would then be even more restricted. After this registration statement on Form S-1 becomes effective, we may be required to deliver periodic reports to security holders. However, we will not be required to furnish proxy statements to security holders and our directors, officers and principal beneficial owners will not be required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Exchange Act until we have both 500 or more security holders and greater than $10 million in assets. This means that your access to information regarding our business will be limited.

For all of the foregoing reasons and others set forth herein, an investment in our securities in any market that may develop in the future involves a high degree of risk.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None for the period ending December 31, 2011.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – (Removed and Reserved)

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

Alternative Energy Media, Inc. includes by reference the following exhibits:

*3.1	Articles of Incorporation
*3.2	By-Laws
*5.1	Opinion of The Krueger Group, LLP
**5.1a	Opinion of The Krueger Group, LLP
***5.1b	Opinion of The Krueger Group, LLP
****5.1c	Opinion of The Krueger Group, LLP
*10.1	Agreement regarding Conflict of Interest
**10.2	Agreement between the Company and Windstream Partners, LLC
*14.1	Code of Ethics
*23.1	Consent of PLS CPA, a professional corporation
**23.1a	Consent of PLS CPA, a professional corporation
***23.1b	Consent of PLS CPA, a professional corporation
****23.1c	Consent of PLS CPA, a professional corporation
*23.2	Consent of Blair Krueger, Esq (included in Exhibit 5.1)
**23.2a	Consent of Blair Krueger, Esq (included in Exhibit 5.1)
***23.2b	Consent of Blair Krueger, Esq (included in Exhibit 5.1)
****23.2c	Consent of Blair Krueger, Esq (included in Exhibit 5.1)
*99.1	Copy of Subscription Agreement
*99.2	Escrow Agreement

*Filed with initial filing

** Filed with the first amended filing

*** Filed with the second amended filing
**** Filed with the Pre-effective amended filing

Exhibits are not part of the prospectus and will not be distributed with the prospectus.

The following exhibits are filed as part of this quarterly report on Form 10-Q:

31.1

Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 31, 2012

ALTERNATIVE ENERGY MEDIA, INC.

(the registrant)

By: /s/ Matthew J. Zouvas

By: Matthew J. Zouvas, President,

CEO, Principal Executive Officer,

Treasurer, Chairman, Principal

Financial Officer and Principal

Accounting Officer