Form 10-Q
period 2012-03-31
ALTERNATIVE ENERGY MEDIA, INC.
filed 2012-04-17
CIK 1527666

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

   X .   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2012

OR

       .   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from                   to

Commission file number 333-176169

Alternative Energy Media, Inc.

(Exact name of registrant as specified in its charter)

Nevada	45-2426430
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3160 Camino Del Rio South, #310, San Diego, CA	92108
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code    619-688-1799

*N/A
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

The number of shares of the registrant’s common stock outstanding as of April 16, 2012 was 12,500,000 shares.

ALTERNATIVE ENERGY MEDIA, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION		Page No.

Item 1.	Interim Financial Statements (Unaudited)

	Alternative Energy Media, Inc.

	Balance Sheets of Alternative Energy Media, Inc. at March 31, 2012 (unaudited) and June 30, 2011 (audited)	3

	Statements of Operations of Alternative Energy Media, Inc. for the Three Months and Nine Months ended March 31, 2012, and for the period June 24, 2011 (Inception) through March 31, 2012 (unaudited)	4

	Statement of Stockholders’ Equity (Deficit) of Alternative Energy Media, Inc. for the Nine Months ended March 31, 2012 (unaudited) and for the period June 24, 2011 (Inception) through June 30, 2011	5

	Statement of Cash Flows of Alternative Energy Media, Inc. for the Nine Months ended March 31, 2012 and for the period June 24, 2011 (Inception) through March 31, 2012 (unaudited)	6

	Notes to the Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis	11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	17

Item 4.	Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	26

Item 4.	(Removed and Reserved)	26

Item 5.	Other Information	26

Item 6.	Exhibits	26

Signatures		27

PART I.  FINANCIAL INFORMATION

Item 1.

Interim Financial Statements (Unaudited)

ALTERNATIVE ENERGY MEDIA, INC.

(a Development Stage Company)

Balance Sheets

	March 31, 2012 (unaudited)	June 30, 2011 (audited)
ASSETS

CURRENT ASSETS:
Cash	$1,214	$-
TOTAL CURRENT ASSETS	1,214	-
OTHER ASSETS:
Websites – Domain names, net	3,825	4,500
TOTAL OTHER ASSETS	3,825	4,500
TOTAL ASSETS	$5,039	$4,500

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accrued expenses	$20,270	$450
Loans – related party	1,000	-
Loans – unrelated parties	1,000	-
TOTAL LIABILITIES	22,270	450

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 12,500,000 and 10,000,000 shares issued and outstanding, as of March 31, 2012 and June 30, 2011, respectively	12,500	10,000
Additional paid in capital	(19,589)	-
Deficit accumulated during development stage	(10,142)	(5,950)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(17,231)	4,050
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$5,039	$4,500

See notes to the financial statements.

ALTERNATIVE ENERGY MEDIA, INC.

(a Development Stage Company)

Statements of Operations

 (unaudited)

	For the three months ended March 31, 2012		For the nine months ended March 31, 2012	For the period June 24, 2011 (inception) through March 31, 2012
Revenue	$-		$-	$-
Expenses:
Professional fees and other expenses	3,270		3,517	3,517
Amortization expense	225		675	675
Organization expenses	-		-	5,950
Loss before provision for income taxes	3,495		4,192	10,142

Provision for income tax	-		-	-

Net loss	$(3,495)		$(4,192)	$(10,142)

Basic and diluted loss per share	$(0.00)	S	(0.00)

Weighted average common shares outstanding - basic and diluted	12,491,758		10,713,091

See notes to the financial statements.

ALTERNATIVE ENERGY MEDIA, INC.

(a Development Stage Company)

Statement of Stockholders’ Equity (Deficit)

	Common Stock	Common Stock Amount	Additional Paid- in-capital	Deficit Accumulated During Development Stage	Total
Balance - June 24, 2011 (date of inception)	-	$ -	$ -	$ -	$ -
Shares issued for services on June 28, 2011	5,500,000	5,500	-	-	5,500
Shares issued to acquire websites and domain names on June 28, 2011	4,500,000	4,500	-	-	4,500
Net Loss – for the period June 24, 2011 (inception) through June 30, 2011	-	-	-	(5,950)	(5,950)
Balance – June 30, 2011 (audited)	10,000,000	10,000	-	(5,950)	4,050
Shares issued for cash (the Offering) on December 23, 2011	2,350,000	2,350	21,150	-	23,500
Shares issued for cash (the Offering) on January 6, 2012	150,000	150	1,350	-	1,500
Deferred offering costs charged to capital pursuant to the Offering	-	-	(42,089)	-	(42,089)
Net loss – for the nine months ending March 31, 2012	-	-	-	(4,192)	(4,192)
Balance – March 31, 2012(unaudited)	12,500,000	$ 12,500	$ (19,589)	$ (10,142)	$(17,231)

See notes to the financial statements.

ALTERNATIVE ENERGY MEDIA, INC.

(a Development Stage Company)

Statements of Cash Flows

(unaudited)

	For the nine Months ended March 31, 2012	For the period June 24, 2011 (inception) through March 31, 2012

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(4,192)	$(10,142)
Amortization	675	675
Shares issued for organizational expense	-	5,500
Adjustments to reconcile net loss to cash (used in) operating activities:
Change in accrued expenses	(180)	270
Net Cash Provided by (Used in) Operating Activities	(3,697)	(3,697)
CASH FLOW FROM INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock offering	25,000	25,000
Deferred offering costs paid	(22,089)	(22,089)
Loan proceeds from unrelated parties	10,750	10,750
Payments on loans from unrelated parties	(9,750)	(9,750)
Loans from related parties	6,200	6,200
Payments on loans from related parties	(5,200)	(5,200)
Net Cash Provided by (Used in) Financing Activities	4,911	4,911
CHANGE IN CASH	1,214	1,214
CASH AT BEGINNING OF PERIOD	-	-
CASH AT END OF PERIOD	$1,214	$1,214
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-
Non-cash investing and financing activities:
Stock issuance for websites and domain names	$-	$4,500

See notes to the financial statements.

ALTERNATIVE ENERGY MEDIA, INC.

(a Development Stage Company)

Notes to the Financial Statements (unaudited)

March 31, 2012

NOTE 1 – ORGANIZATION

Alternative Energy Media, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on June 24, 2011. The Company issued 5,500,000 shares of its common stock to its founder following inception in exchange for organizational costs incurred upon incorporation. On June 28, 2011 the Company issued 4,500,000 shares of its common stock to Windstream Partners, LLC (“Windstream”), as consideration for the purchase of 3 websites and/or domain names. Windstream paid $4,500 to acquire the domain names and websites. The acquisition was valued at $4,500. The Company, as of March 31, 2012, issued 2,500,000 shares of its common stock to 20 investors who purchased their shares under a registration statement filed on Form S-1 (the “Offering”) with the United States Securities and Exchange Commission (the “SEC”). Investors paid $0.01 per share for a total of $25,000 as a combined investment.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements and Basis of Presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the financial statements of the Company for the period ended June 30, 2011 and notes thereto contained in its registration statement on Form S-1. The Company completed its offering through the issuance of 2,500,000 shares of common stock.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had negative working capital of $21,056 and a deficit accumulated during the development stage of $10,142 at March 31, 2012.  As of March 31, 2012, the Company had not generated any revenue and had no committed sources of capital or financing.

While the Company is attempting to generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.   The Company’s budget for the next twelve months calls for approximately $25,000 - $50,000 for operational working capital and professional fees to maintain the requirements of being a public company, an estimated $15,000 - $40,000 per website to redevelop and enhance their functionality and revenue generation potential, and an additional $8,000 to $16,000 in marketing expenses for each website. Management believes the Company can raise adequate capital to keep the Company functioning for at least the next twelve months through March 31, 2013.

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

NOTE 4 – SHARE CAPITAL

The Company is authorized to issue 100,000,000 shares of common stock and 1,000,000 shares of preferred stock. The Company issued 5,500,000 shares of its common stock to its incorporator, chief executive officer and president for organizational services rendered. These services were valued at $5,500. Following its formation, the Company issued 4,500,000 shares of its common stock to Windstream, as consideration for the purchase of 3 websites and/or domain names. Windstream paid $4,500 to acquire the domain names and websites. The acquisition of the websites and/or domain names were valued at $4,500.  The Company issued 2,500,000 shares of its common stock to 20 investors who purchased their shares under a registration statement filed on Form S-1 with the SEC. Investors paid $0.01 per share for a total of $25,000.

At March 31, 2012, there were 12,500,000 shares of common stock issued and outstanding.

NOTE 5 – LOANS - UNRELATED PARTIES

During the nine month period ending March 31, 2012 the Company received $10,750 in loan proceeds from two unrelated parties who are business acquaintances of our shareholder and founder in order to fund working capital expenses and the costs of our offering. These loans were unsecured and carry no interest rate or repayment terms.

The Company repaid $9,750 of the loans to the two unrelated parties. As of March 31, 2012, the Company had an outstanding loan balance – unrelated party of $1,000.

NOTE 6 – LOANS - RELATED PARTIES

During the nine month period ending March 31, 2012 the Company received $6,200 in loan proceeds from a corporate entity that is affiliated with a shareholder of Company, in order to fund working capital expenses and the costs of our offering.

The Company repaid $5,200 of the loan to the related party. As of March 31, 2012, the Company had an outstanding loan balance – related party of $1,000.

NOTE 7 – DEFERRED COSTS INCLUDED IN ADDITIONAL PAID IN CAPITAL

Deferred offering costs related to the Offering have been charged to Additional Paid-in Capital. Deferred offering costs totaled $42,089 and consisted primarily of legal fees and other costs related to our Offering. Legal fees of $20,000 remain an obligation of the Company and are included in Accounts Payable as of March 31, 2012.

NOTE 8 – INCOME TAXES

As of March 31, 2012, the Company had net operating loss carry forwards of $10,142 that may be available to reduce future years’ taxable income through 2032.

As of March 31, 2012

Deferred tax assets:
Net operating tax carryforwards	$3,955
Other	-
Gross deferred tax assets	3,955
Valuation allowance	(3,955)

Net deferred tax assets	$-

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

Overview

Alternative Energy Media, Inc. was incorporated under the laws of the State of Nevada on June 24, 2011. On June 28, 2011 we acquired certain websites and domain names from Windstream Partners, LLC. As of April 16, 2012, we had one employee, our founder and president, Matthew J. Zouvas. For the remainder of 2011, Mr. Zouvas will devote at least five hours each week to us but he may increase those hours as necessary. Mr. Zouvas provides consulting services to various other companies, including law firms, software companies, manufacturers, and energy and minerals related businesses, and provides advisory services relative to business development, lead generation, and mergers and acquisitions, on a per-project basis.

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

As of the date of this report the Company issued a total of 2,500,000 shares of its common stock to 20 investors who purchased their shares under a registration statement filed on Form S-1 with the SEC and completed its Offering.  Twenty individual investors paid $0.01 per share for a total of $25,000 as a combined investment.

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

Employees

As of April 16, 2012, we had one employee, our founder and president, Mr. Zouvas. Through June of 2012, Mr. Zouvas will devote at least five hours a week to us and may increase those hours as necessary. There is no written employment contract or agreement. We will also use independent contractors and consultants to assist in many aspects of our business on an as-needed basis pending financial resources that become available to us.

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

Financial Condition and Results of Operations

Operations

We were incorporated on June 24, 2011 and acquired our websites on June 28, 2011. All of our business activity through March 31, 2012 involved primarily incorporation efforts, planning and acquiring the websites, as well as preparation of our Offering. We incurred minimal costs to maintain the websites and failed to earn any revenue for traffic that visited our sites for the period ended March 31, 2012.

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

Each of the services described above will be found at any one of our geographically specific web destinations:

Our plan to continue as a going concern is to reach the point where we begin generating sufficient revenue from our Internet sites to meet all of our obligations on a timely basis. In the early stages of our operations we intend to keep costs to a minimum. The cost to manage and host the various websites is approximately $30 per month. We will gradually introduce advertising services to improve our sites' positions in general search engines such as Google, Yahoo and Bing (Microsoft).

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

Three month period ended March 31, 2012:

The Company had no revenues for the three month period ended March 31, 2012.

General and administrative expense for the three month period ended March 31, 2012 was $3,495. This consists of amortization expense of $225, accounting/audit fees of $1,500, public company costs of $1,600, website/domain host fees of $90, and other expense of $80. We anticipate as we expand our business operations and implement public reporting requirements, our costs will increase substantially.

Net loss per share for the three month period ended March 31, 2012 was $(0.00).

Nine month period ended March 31, 2012:

The Company had no revenues for the nine month period ended March 31, 2012.

General and administrative expense for the nine month period ended March 31, 2012 was $4,192. This consists of amortization expense of $675, accounting/audit fees of $1,500, public company costs of $1,600, website/domain host fees of $270, and other expense of $147. These expenses are minimal and do not reflect the cost of our registration statement filed on Form S-1.  We anticipate as we expand our business operations and implement public report requirements and compliance our costs will increase substantially from period to period.

Net loss per share for the nine month period ended March 31, 2012 was $(0.00).

Liquidity and Capital Resources

As of March 31, 2012 the Company’s cash position remains limited with only $1,214 in our bank account.

At March 31, 2012 and June 30, 2011, the Company had a working capital deficit of $21,056 and $450, respectively.

The Company as of March 31, 2012 had limited cash on hand in order  to meet its current obligations, or repay debt and expenses/liabilities it has accrued. The Company has accrued legal fees of $20,000 owing to our securities counsel for services associated with our Offering. We will seek other forms of financing from our management, shareholders, as well as from other third parties. We will attempt to hire a licensed financial advisor to help facilitate a financing in order to repay these amounts as well as obtain the necessary working capital to expand our business operations.

Historically, the Company has relied on advances from related and unrelated parties to maintain its operations.  However, no formal commitments or arrangements to advance or loan funds to the Company or repay such advances or loans exist at this date.  There are no legal obligations for the Company's officers, directors or shareholders to provide additional funding.

Since acquiring the three websites, most of our resources and work have been devoted to planning our business, implementing systems and controls, and completing our registration statement. We have also integrated traffic reporting and revenue tracking for each site, and implemented an internal system of legal and financial controls.  Assuming that we are successful in obtaining additional financing after our Offering, for which there can be no assurance, we next intend to implement additional internal controls and to pursue a marketing plan to attract a larger audience of consumers and thereby generate advertising revenue from advertisers that want a presence on our sites. At present, our internal controls include the use of QuickBooks software to account for all of our finances, including accounts payable and receivable, and conduct regular communications with our outside auditors and attorneys.  We anticipate that the timeframe for implementing these internal systems and controls is approximately 12 to 18 months, assuming monies are available to fund the implementation of these internal systems and controls.  The associated costs of implementing these internal systems and controls, and including future payments on a yearly basis to our auditors and accountants are approximately $50,000, in addition to approximately $60,000 for hiring a Chief Financial Officer on a part-time basis.

The scope of our intended marketing strategy will depend upon our then-available budget, if any. We intend to utilize advertising and sponsored links on the major search engines for relative keywords associated with the alternative energy industry, and advertising in print publications and select industry based journals.   Our marketing plan is expected to be an ongoing facet of our business, however we are uncertain at this time if our marketing plan can be funded. We anticipate spending $25,000 to $50,000 in the first year on marketing efforts, assuming that we obtain additional funding.  In addition, as funds become available, we intend to hire to staff our needs.  Over time, we intend to hire a Chief Marketing Officer on at least a part-time basis who will oversee our marketing efforts and manage directly our professional relationships with our advertisers and retailers. We anticipate that the timeframe for implementing these marketing strategies is approximately 12 to 18 months, assuming monies are available to fund the implementation of these marketing strategies.  The associated costs of implementing these marketing include payments of approximately $50,000 during the first 18 months, and approximately $60,000 for the hiring and retention of a Chief Marketing Officer on a part-time basis.

We have become a public reporting company, and thereby doing so, we have incurred and will continue to incur additional significant expenses for legal, accounting and other related services to our public reporting requirements. As a public reporting company, we are subject to the reporting requirements of the Exchange Act of '34 and besides the above mentioned costs will be subject to a host of other expenses including annual reports, proxy statements and a myriad of other reports required by the SEC. We estimate that these costs may reach $50,000 per year for the next few years and will be higher if our business volume and activity increases but lower during the first year of being public because our overall business volume will be lower.  These obligations will reduce our ability and resources to expand our business. We hope to be able to use our status as a public company to increase our ability to use noncash means of settling obligations and compensate independent contractors who may provide professional services to us, although there can be no assurances that we will be successful in any of those efforts. We will attempt to reduce the compensation levels paid to management if there is insufficient cash generated from operations to satisfy these costs.

As of March 31, 2012, we owed $1,000 in connection with an interest-free demand loan from one unrelated party.  The proceeds were used for basic working capital purposes.

As of March 31, 2012, we owed $1,000 in connection with an interest-free loan from a related party. The proceeds were used for basic working capital purposes.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations.  Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented.  Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

No legal proceedings have been initiated by or served upon the Company during the period ending March 31, 2012.

From time to time the Company may be named in claims arising in the ordinary course of business.

ITEM 1A – RISK FACTORS

Risks Related to the Business

1.

AEM has virtually no financial resources. Our independent registered auditors’ report, as of June 30, 2011 includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

We are an early stage company and virtually have no financial resources. We have negative working capital of $21,056 and stockholders’ deficit of $17,231 at March 31, 2012. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the period ended June 30, 2011 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

2.

Because we have not commenced revenue-producing business operations, we face a high risk of business failure.

We were formed in June 2011. All of our efforts to date have related to developing our business plan and beginning business activities, including the acquisition, re-development and indexing of websites to reflect the alternative energy media industry.   Through March 31, 2012, we had no operating revenues. We face a high risk of business failure.

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

The Securities and Exchange Commission ("SEC") adopted Rule 405 of the Securities Act and Exchange Act Rule 12b-2 which defines a shell company as a registrant that has no or nominal operations, and either (a) no or nominal assets; (b) assets consisting solely of cash and cash equivalents; or (c) assets consisting of any amount of cash and cash equivalents and nominal other assets. We are not a blank check company because from inception we have had, and continue to have, a specific business plan which we have begun to implement.  Our balance sheet reflects that we have no cash and few assets and, therefore, we could be considered a shell company. The new rules prohibit shell companies from using a Form S-8 to register securities pursuant to employee compensation plans. However, the new rules do not prevent shell companies from registering securities pursuant to S-1 registration statements. Additionally, the new rule regarding Form 8-K requires shell companies to provide more detailed disclosure upon completion of a transaction that causes it to cease being a shell company. If an acquisition is undertaken (of which we have no current intention of doing), we must file a current report on Form 8-K containing the information required pursuant to Regulation S-K within four business days following completion of the transaction together with financial information of the acquired entity. In order to assist the SEC in the identification of shell companies, shell companies are required to check a box on Form 10-Q and Form 10-K indicating that we are a shell company. To the extent that we are required to comply with additional disclosure because we are a shell company, we may be delayed in executing any mergers or acquiring other assets that would cause us to cease being a shell company. The SEC adopted a new Rule 144 effective February 15, 2008, which makes re-sales of restricted securities by shareholders of a shell company more difficult.

12.

We are subject to the periodic reporting requirements of the Exchange Act that will require us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs could reduce or eliminate our ability to earn a profit.

Following the effective date of our registration statement, we became a public reporting company and are required to file periodic reports with the SEC pursuant to the Exchange Act and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered public accounting firm will have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel may have to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined and will have a major affect on the amount of time spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit. We may be exposed to potential risks resulting from any new requirements under Section 404 of the Sarbanes-Oxley Act of 2002. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

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

Risks Related to Our Common Stock

16.

The Offering price of our common stock was determined arbitrarily.

The price of our common stock issued in our Offering was not determined by any independent financial evaluation, market mechanism or even by our auditors and was, therefore, arbitrary.  Our auditing firm has not reviewed management's valuation and, therefore, expresses no opinion as to the fairness of the Offering price. As a result, the price of the common stock in our Offering may not reflective of the value that may be perceived by any future market that may develop for our common stock. There can be no assurance that the shares offered are worth the price for which they were offered and investors may lose a portion or all of their investment.

17.

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through the issuance of additional shares of our common stock.

We have no committed source of financing. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy its obligations. In many instances, we believe that non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or a vote of the shareholders, to issue all or part of the authorized (100,000,000 shares) but unissued (87,500,000 shares). Additionally, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to the then-prevailing market. These actions will certainly result in dilution of the ownership interests of existing shareholders and further dilute common stock book value, and that dilution may be material.

18.

The aggregate proceeds of the Company’s Offering was less than the estimated cost of our Offering, so the Company received no economic benefits from the completion of our Offering.

Our shares currently have no trading activity.  The aggregate proceeds of the Offering ($25,000) was substantially less than the $42,089 in costs in order to complete our Offering .We received little financial benefit from the completion of our Offering and have additional costs of our Offering that will have to be paid from the proceeds of operations or from other sources of capital such as loans from officers or from related and unrelated parties.

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

Prior to the date of this report, there has not been any established trading market for our common stock, and there is currently no established public market whatsoever for our securities. A market-maker has filed an application with FINRA on our behalf so as to be able to obtain a trading symbol as well as obtain an initial quote for our common stock on the OTCBB maintained by FINRA. There can be no assurance that the market maker’s application will be accepted by FINRA nor can we estimate as to the time period that this application will require. We are not permitted to file such application on our own behalf. If the application is accepted, there can be no assurances as to whether:

(i)

any market for our shares will develop;

(ii)

the prices at which our common stock will trade; or

(iii)

the extent to which investor interest in us will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

If we become able to have our shares of common stock quoted on the OTCBB, we will then try, through a broker-dealer and its clearing firm, to become eligible with the Depository Trust Company ("DTC") in order to permit our shares to be traded electronically. If an issuer is not “DTC-eligible,” then its shares cannot be electronically transferred between brokerage accounts.  This means that the shares of a company can only be traded manually between accounts, which takes days and is not a realistic option for companies relying on broker dealers for stock transactions.  While DTC-eligibility is not a requirement to trade on the OTCBB, electronic trading is necessary to process trades on the OTCBB if a company’s stock is going to trade with significant volume. There are no assurances that our shares will ever become DTC-eligible or, if they do, how long it will take.

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

There is currently no established public market for our common stock, and there can be no assurance that any established public market will develop in the foreseeable future. Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the securities registered hereunder have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue sky law restrictions upon the ability of our shareholders to sell the securities and of purchasers to purchase the securities. These restrictions prohibit the secondary trading of our common stock. We currently do not intend to and may not be able to qualify the securities for resale in at least 17 states which do not offer manual exemptions (or may offer manual exemptions but may not to offer one to us if we are considered to be a shell company at the time of application) and require the shares to be qualified before they can be resold by any of our shareholders. Accordingly, investors should consider the secondary market of our securities to be a limited one.

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

Pursuant to our recently completed Offering, our president owns approximately 44% of our outstanding common stock. Because of his stock ownership, our president most likely will be in a position to continue to elect our board of directors, influence all matters requiring stockholder approval and determine our policies. The interests of our president may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. Minority shareholders would have no way of overriding decisions made by our president. This level of control may also have an adverse impact on the market value of our shares because our president may institute or undertake transactions, policies or programs that may result in losses, may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

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

Of the 12,500,000 total issued and outstanding shares of our common stock, our president owns 5,500,000 shares, and a business entity that sold us our various websites owns 4,500,000 shares, which may be sold commencing one year from the date we are no longer considered to be a “shell” company. (See “Market for Securities” as provided in our registration statement filed on Form S-1.)

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

Because none of our directors (which currently consists of one) are independent directors, we do not currently have an independent audit or compensation committee. As a result, our directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

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

As of December 6, 2011, we became subject to certain informational requirements of the Exchange Act, as amended, and are required to file periodic reports (i.e., annual, quarterly and special reports) with the SEC which will be immediately available to the public for inspection and copying. Except during the year that our registration statement became effective, these reporting obligations may (in our sole discretion) be automatically suspended under Section 15(d) of the Exchange Act if we have less than 300 shareholders and do not file a registration statement on Form 8A (of which we have no current plans to file). If this occurs after the first year in which our registration statement became effective, we will no longer be obligated to file periodic reports with the SEC and access to our business information would then be even more restricted. We may be required to deliver periodic reports to security holders. However, we will not be required to furnish proxy statements to security holders and our directors, officers and principal beneficial owners will not be required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Exchange Act until we have both 500 or more security holders and greater than $10 million in assets. This means that access to information regarding our business will be limited.

For all of the foregoing reasons and others set forth herein, an investment in our securities in any market that may develop in the future involves a high degree of risk.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None for the period ending March 31, 2012.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – (Removed and Reserved)

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

Alternative Energy Media, Inc. includes by reference the following exhibits:

*3.1	Articles of Incorporation
*3.2	By-Laws
*10.1	Agreement regarding Conflict of Interest
**10.2	Agreement between the Company and Windstream Partners, LLC
*14.1	Code of Ethics
*99.1	Copy of Subscription Agreement
*99.2	Escrow Agreement
101	INS XBRL Instance Document
101	SCH XBRL Taxonomy Extension Schema
101	CAL XBRL Taxonomy Extension Calculation Linkbase
101	DEF XBRL Taxonomy Extension Definition Linkbase
101	LAB XBRL Taxonomy Extension Labels Linkbase
101	PRE XBRL Taxonomy Extension Presentation Linkbase

* Filed with the SEC on August 11, 2011 as part of our Registration Statement on Form S-1 and incorporated herein by this reference

** Filed with the SEC on September 26, 2011 as part of our Registration Statement on Form S-1 Pre-effective Amendment #1 and incorporated herein by this reference

Exhibits:

The following exhibits are filed as part of this quarterly report on Form 10-Q:

31.1

Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 16, 2012

ALTERNATIVE ENERGY MEDIA, INC.

(the registrant)

By: /s/ Matthew J. Zouvas

By: Matthew J. Zouvas, President,

CEO, Principal Executive Officer,

Treasurer, Chairman, Principal Financial

Officer and Principal Accounting Officer