Form 10-K
period 2012-06-30
MIRAGE CAPITAL CORP
filed 2012-10-15
CIK 1527666

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X  .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

      .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from                to

Commission file number:  333-176169

MIRAGE CAPITAL CORPORATION

(Exact name of small business issuer as specified in its charter)

Nevada	45-2426430
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2850 W. Horizon Ridge Parkway,
Suite 200, Henderson, NV 89052	(852) 3111 7718
(Address of principal executive offices)	(Registrant’s telephone number)

Alternative Energy Media, Inc.

3160 Camino del Rio South, #310, San Diego, CA 92108

(Former name, former address and former fiscal year, if changed since last report)

Copy of all communications to:

The Krueger Group, LLP

7486 La Jolla Boulevard

La Jolla, California 92037

858-405-7385

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      .  No  X  .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      .  No  X  .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X  .  No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  X  .  No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer

      .

Accelerated filer

      .

Non-accelerated filer (Do not check if a smaller reporting company)

      .

Smaller reporting company

  X  .

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes  X  .  No      .

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by the price at which the common equity was last sold: $23,500 as of December 31, 2011.

The number of shares of the registrant’s common stock outstanding as of October 15, 2012 was 12,500,000 shares.

Documents incorporated by reference: None

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•

The availability and adequacy of our cash flow to meet our requirements;

•

Economic, competitive, demographic, business and other conditions in our local and regional markets;

•

Changes or developments in laws, regulations or taxes in our industry;

•

Actions taken or omitted to be taken by third parties including our partners, developers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•

Competition in our industry;

•

The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

•

Changes in our business strategy, capital improvements or development plans;

•

The availability of additional capital to support capital improvements and development; and

•

Other risks identified in this report and in our other filings with the Securities and Exchange Commission (the 'SEC').

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Except as otherwise indicated by the context, references in this report to “Company”, “Mirage”, “MCC”, “we”, “us” and “our” are references to Mirage Capital Corporation. All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I

ITEM 1. BUSINESS

Mirage Capital Corporation (formerly known as Alternative Energy Media, Inc.) was incorporated under the laws of the State of Nevada on June 24, 2011. On June 28, 2011 we acquired certain websites and domain names from Windstream Partners, LLC. From June 24, 2011 (date of inception) through August 7, 2012, we had one employee, our founder and president, Matthew J. Zouvas. Mr. Zouvas devoted at least five hours each week to us but increased those hours as necessary.

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

The Company with the closing of initial public offering in January 2012 issued a total of 2,500,000 shares of its common stock to 20 investors who purchased their shares under a registration statement filed on Form S-1 with the SEC (the “Offering”). Twenty investors paid $0.01 per share for a total of $25,000 as a combined investment.

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

Timing

Since acquiring the three websites, most of our resources and work have been devoted to planning our business, implementing systems and controls, and completing our registration statement. Since we recently completed our Offering, our efforts have been focused towards optimizing our business and marketing plans, as well as raise additional capital, of which there can be no assurance, to begin the work to update and further enhance our three websites. We will then need to begin introductory marketing to attract retailers to advertise on our sites. We believe that the work needed to enhance and complete each website will range from $15,000 to $40,000 per site over the next 12 to 18 months if outside contractors and experts are used. If we can raise funding to outsource these procedures, of which there are no assurances, we can open at least some of the additional functionality and revenue channels on our websites within approximately one year. If we have to use our internal resources only, the process will take much longer and will be done one website at a time. There can be no way to estimate how much time would be required in that case. Our goal would be to have all three websites up and running with the added functionality and multiple revenue channels within one year, but there is no way of estimating what the likelihood of achieving that goal is.

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

Employees

As of October 15, 2012, we had one employee, our president and chief executive officer, Mr. Kebi Huang Shi Yong. Mr. Huang provides at least 10 to 15 hours per week for the activities of the Company. Mr. Huang has held this position since August 7, 2012. As stated previously Mr. Zouvas, our founder and former chief executive officer devoted approximately five hours a week to us and increased those hours as necessary. There is no written employment contract or agreement with either our former officer Mr. Zouvas or with our current officer Mr. Huang. We will also use independent contractors and consultants to assist in many aspects of our business on an as-needed basis pending financial resources that become available to us.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We are required to file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549. You can obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

We are not required to deliver an annual report to our security holders and do not expect to do so for the foreseeable future.

ITEM 1A. RISK FACTORS

The following risk factors should be considered in connection with an evaluation of our business:

In addition to other information in this Report, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, operating results, liquidity and financial condition. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, if and when a trading market for our securities is established, the trading price of our securities could decline, and you may lose all or part of your investment.

Risks Related to the Business

MCC has virtually no financial resources. Our independent registered auditors’ report, as of June 30, 2012 includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

We are an early stage company and virtually have no financial resources. We have negative working capital of $23,996 and stockholders’ deficit of $20,396 at June 30, 2012. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the period ended June 30, 2012 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

Because we have not commenced revenue-producing business operations, we face a high risk of business failure.

We were formed in June 2011. All of our efforts to date have related to developing our business plan and beginning business activities, including the acquisition, re-development and indexing of websites to reflect the alternative energy media industry.  Through June 30, 2012, we had no operating revenues. We face a high risk of business failure.

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

Our key personnel are required to commit time to our affairs and, accordingly, these individual(s) (particularly our president) may have conflicts of interest in allocating management time among various business activities. In the course of other business activities, certain key personnel (particularly our president) may become aware of business opportunities which may be appropriate for presentation to us, as well as the other entities with which they are affiliated. As such, there may have conflicts of interest in determining to which entity a particular business opportunity should be presented. Mr. Huang works as an independent consultant and provides business development and advisory services to his clients. Because Mr. Huang is currently not receiving compensation from the Company for his services on an ongoing basis, he is presently devoting a portion of his time and attention on matters besides just the Company’s business.

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

The aggregate proceeds of the Company’s Offering was less than the estimated cost of our Offering, so the Company received no economic benefit from the completion of the Offering.

Our shares currently have no trading activity. The aggregate proceeds of the Offering ($25,000) was substantially less than the $42,089 in costs incurred in completing our Offering .We received little financial benefit from the completion of our Offering and have additional costs of our Offering that will have to be paid from the proceeds of operations or from other sources of capital such as loans from officers or from related and unrelated parties.

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

Through to date there has been no established trading market for our common stock, and most likely in the near future no established public market will ever be created for our securities. Our application to quote the shares of our common stock on the OTCBB, maintained by FINRA, was approved, and our trading symbol is “ARVM”, however, there can be no assurances as to whether

(i)

any market for our shares will develop;

(ii)

the prices at which our common stock will trade; or

(iii)

the extent to which investor interest in us will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

Since our shares of common stock are approved to be quoted on the OTCBB, we will try, through a broker-dealer and its clearing firm, to become eligible with the Depository Trust Company ("DTC") to permit our shares to trade electronically. If an issuer is not “DTC-eligible,” then its shares cannot be electronically transferred between brokerage accounts, which, based on the realities of the marketplace as it exists today (especially the OTCBB), means that shares of a company will not be traded (technically the shares can be traded manually between accounts, but this takes days and is not a realistic option for companies relying on broker dealers for stock transactions - like all companies on the OTCBB). What this boils down to is that while DTC-eligibility is not a requirement to trade on the OTCBB, it is a necessity to process trades on the OTCBB if a company’s stock is going to trade with any volume. There are no assurances that our shares will ever become DTC-eligible or, if they do, how long it will take.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for our common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of the Company and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

Because of the anticipated low price of our shares, many brokerage firms may not be willing to effect transactions in our common stock. Purchasers of our common stock should be aware that any market that develops in our stock will be subject to the penny stock restrictions.

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

Of the 12,500,000 total issued and outstanding shares of our common stock, Harmony Innovation Investments International Limited (“Harmony”) owns 9,375,000 shares and Low Sen Kai (“Kai”) owns 625,000 shares, which may be sold commencing one year from the date we are no longer considered to be a “shell” company.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. [REMOVED AND RESERVED]

ITEM 3. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. [REMOVED AND RESERVED]

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for our Common Stock

Our common stock is currently listed on the OTC Bulletin Board. Our common stock has been listed on the OTC Bulletin Board since August 9, 2012 under the symbol “ARVM.OB”. Our common stock however has not been quoted through the date of this Report. Because we are eligible to be quoted on the OTC Bulletin Board, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

Since our common stock was approved for listing, not approved for trading, and lacks quotation of a bid-ask after the date of this Report, we have no share price information to provide for the quarterly period occurring during the year ending June 30, 2012.

Shareholders of Record

As of October 15, 2012, an aggregate of 12,500,000 shares of our common stock were issued and outstanding and owned by 26 shareholders of record.

Recent Sales of Unregistered Securities

None.

Repurchase of Equity Securities

We have no plans, programs or other arrangements in regards to repurchases of our common stock.

Dividends

We have not since our founding June 24, 2011 (date of inception) declared or paid any cash dividends on our common stock and currently do not anticipate paying such cash dividends. We currently anticipate that we will retain all of our future earnings for use in the development and expansion of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, tax laws and other factors as the Board of Directors, in its discretion, deems relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data to our financial statements located elsewhere in this Annual Report on Form 10-K is not required for smaller reporting companies under Article 8 Regulation S-X.

ITEM 7. MANAGEMENTS’ DISCUSSION AND ANALYSIS

Forward looking statements: Statements about our future expectations are "forward-looking statements" and are not guarantees of future performance. When used herein, the words "may," "will," "should," "anticipate," "believe," "appear," "intend," "plan," "expect," "estimate," "approximate," and similar expressions are intended to identify such forward-looking statements. These statements involve risks and uncertainties inherent in our business, including those set forth under the caption "Risk Factors," in this Report, and are subject to change at any time. Our actual results could differ materially from these forward-looking statements. This Form 10-K does not have any statutory safe harbor for this forward looking statement. We undertake no obligation to update publicly any forward-looking statements.

Management’s Discussion and Analysis should be read in conjunction with the financial statements included in this Annual Report on Form 10-K (the “Financial Statements”). The financial statements have been prepared in accordance with generally accepted accounting policies in the United States (“GAAP”). Except as otherwise disclosed, all dollar figures included therein and in the following management discussion and analysis are quoted in United States dollars.

Overview

The Company was incorporated under the laws of the State of Nevada on June 24, 2011. On June 28, 2011 we acquired certain websites and domain names from Windstream Partners, LLC. From June 24, 2011 (date of inception) through August 7, 2012, we had one employee, our founder and former president, Matthew J. Zouvas. Mr. Zouvas devoted at least five hours each week to us but increased those hours as necessary.

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

The Company with the closing of its initial public offering in January 2012 issued a total of 2,500,000 shares of its common stock to 20 investors who purchased their shares under a registration statement filed on Form S-1 with the SEC. Twenty investors paid $0.01 per share for a total of $25,000 as a combined investment.

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

Results of Operations for the Fiscal Year ended June 30, 2012 and the Period June 24, 2011 (inception) to June 30, 2011:

Our operating results for the year ended June 30, 2012 and the period from June 24, 2011 (inception) to June 30, 2011 are summarized as follows:

	Period ended June 30, 2012	Period ended June 30, 2011
Revenue	$–	$–

Professional fees and other expense	6,457	–
Amortization expense	900	–
Organization expenses	–	5,950
Net loss	$(7,357)	$(5,950)

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Expenses

Professional fees and other expense

Professional fees and other expenses were $6,457 and $0, respectively, for the year ended June 30, 2012 and for the period June 24, 2011 (inception) to June 30, 2011. Professional fees during the year ended June 30, 2012 totaled $5,997 incurred for our public reporting requirements and maintenance and hosting of our websites and domain names. During the year ended June 30, 2012 we incurred other operating expense of $460 which was primarily administrative costs of our business not related to our offering. Over the years we expect to incur significant legal and accounting, and other professional fees due to our public reporting requirements, as well as further development costs of our products in order to be brought to market. These costs will require us to seek additional financing.

Amortization expense

During the year ended June 30, 2012 we amortized our websites and domain names that were purchased from our founder. We recognized $900 in amortization expense for the year ended June 30, 2012. We amortize these costs over 60 months.

Organization expenses

During the period June 24, 2011 (inception) to June 30, 2011 we incurred organization expenses amounting to $5,950. This consisted of compensation to our founder of $5,500, and incorporation fees and expenses of $450.

Net loss

We incurred a net loss of $7,357 for the twelve months ended June 30, 2012 compared with a net loss of $5,950 for the period June 24, 2011 (inception) to June 30, 2011. Net loss for the year ended June 30, 2012 included costs associated with our website/domain name development which are not able to be capitalized.

Liquidity and Capital Resources

Our financial position as of June 30, 2012 and June 30, 2011 are as follows:

Net Working Capital (Deficiency)	As of June 30, 2012	As of June 30, 2011
Current Assets	$1,364	$-
Current Liabilities	25,360	450

Net Working Capital (Deficiency)	$(23,996)	$(450)

Our net working capital deficiency increased $23,546 from $450 at June 30, 2011 to $23,996 at June 30, 2012 or 5200% as a direct result of increases in accrued expenses and related party and un-related party loans entered into.

Cash Flows	Year ended June 30, 2012	Period ended June 30, 2011
Net cash (used in) Operating Activities	$(5,347)	$-
Net cash (used in) Investing Activities	-	-
Net cash provided by Financing Activities	6,711	-
Increase (Decrease) in Cash during the Period	1,364	-
Cash, Beginning of the Period	-	-
Cash, End of the Period	$1,364	$-

Since June 24, 2011 (inception) through June 30, 2012, we secured $18,750 in loans from both a related party and two unrelated parties, $14,950 of which we repaid prior to June 30, 2012. As of June 30, 2012 we had cash on hand of $1,364. The Company incurred deferred offering costs of $42,089 for expenses directly related to our Offering which we recorded as of June 30, 2012. For the year ended June 30, 2012 we completed our Offering where we received $25,000 in net proceeds. We charged deferred offering costs against the additional paid in capital for which we received above par value. Despite the completion of our Offering we will seek additional financing to complete our business plan.

Purchase of Significant Equipment

We currently do not have plans to purchase any equipment, significant or otherwise over the next twelve months.

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

Employees

As of October 15, 2012, we had one employee, our president, and chief executive officer, Mr. Kebi Huang Shi Yong. Mr. Huang is allowed to devote this time to our Company as he is not limited or restricted from being involved with us by his current employer. Mr. Huang is under no contractual agreement with the Company. However, our president, and chief executive officer’s current plan is to provide all administrative and planning work without any cash compensation while he seeks other sources of funding for the Company and its business plan.

There is no written employment contract or agreement in place with our founder, current or former president and chief executive officer.

Property

Our office and mailing address is 2850 W. Horizon Ridge Parkway, Suite 200, Henderson, Nevada. This space is provided to us at no cost.

Litigation

We are not party to any pending, or to our knowledge, threatened litigation of any type.

Significant Accounting Policies

The Company’s financial statements and related public financial information are based on the application of GAAP. GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 2 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, the Company views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company’s financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates.

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

See footnote 2 to our Financial Statements for a description of recently issued accounting pronouncements.

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

Material Events and Uncertainties

Our operating results are difficult to forecast. Our prospects should be evaluated in light of the risks, expenses and difficulties commonly encountered by comparable early stage companies. The continuation of our business is dependent upon obtaining further financing, a successful program of product development, marketing and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. We will pursue various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into derivative contracts either to hedge existing risk or for speculative purposes.

ITEM 8. FINANCIAL STATEMENTS

MIRAGE CAPITAL CORPORATION

(FKA ALTERNATIVE ENERGY MEDIA, INC.)

JUNE 30, 2012

Page

Report of Independent Registered Public Accounting Firm	21
Financial Statements for the year ended June 30, 2012 and for the period June 24 (inception) through June 30, 2011:
Balance Sheets	22
Statements of Operations	23
Statement of Stockholders’ Equity (Deficit)	21
Statements of Cash Flows	25
Notes to Financial Statements	26

PLS CPA, A PROFESSIONAL CORP.

t 4725 MERCURY STREET #210 t SAN DIEGO t CALIFORNIA 92111t

t TELEPHONE (858)722-5953 t FAX (858) 433-2979  t FAX (858) 764-5480

t E-MAIL changgpark@gmail.com t

_______________________________________________________________________________________________________

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Mirage Capital Corporation

We have audited the accompanying balance sheets of Mirage Capital Corporation (formerly known as Alternative Energy Media, Inc.) (a Development Stage “Company”) as of June 30, 2012 and 2011, and the related statements of operations, changes in shareholders’ equity and cash flows for the year ended June 30, 2012, and the periods from June 24, 2011 (inception) to June 30, 2011 and 2012. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mirage Capital Corporation as of June 30, 2012 and 2011, and the result of its operations and its cash flows for the year  ended June 30, 2012 and the periods from June 24, 2011 (inception) to June 30, 2011 and 2012 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/PLS CPA

____________________

  PLS CPA, A Professional Corp.

October 15, 2012

San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

MIRAGE CAPITAL CORPORATION

(fka ALTERNATIVE ENERGY MEDIA, INC.)

(a Development Stage Company)

Balance Sheets

	June 30, 2012	June 30, 2011
ASSETS
CURRENT ASSETS:
Cash	$1,364	$-
TOTAL CURRENT ASSETS	1,364	-
OTHER ASSETS:
Websites – Domain names, net	3,600	4,500
TOTAL OTHER ASSETS	3,600	4,500
TOTAL ASSETS	$4,964	$4,500

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,560	$-
Accrued expenses	20,000	450
Loans – related party	1,900	-
Loans – unrelated party	1,900	-
TOTAL LIABILITIES	25,360	450

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 12,500,000 and 10,000,000 shares issued and outstanding, as of June 30, 2012 and June 30, 2011, respectively	12,500	10,000
Additional paid in capital	(19,589)	-
Deficit accumulated during development stage	(13,307)	(5,950)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(20,396)	4,050
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$4,964	$4,500

See Notes to the Financial Statements.

MIRAGE CAPITAL CORPORATION

(fka ALTERNATIVE ENERGY MEDIA, INC.)

(a Development Stage Company)

Statements of Operations

	For the year ended June 30, 2012	For the period June 24, 2011 (inception) through June 30, 2011	For the period June 24, 2011 (inception) through June 30, 2012

Revenue	$-	$-	$-
Expenses:
Professional fees and other expenses	6,457	-	6,457
Amortization expense	900	-	900
Organization expenses	-	5,950	5,950
Loss before provision for income taxes	7,357	5,950	13,307

Provision for income tax	-	-	-

Net loss	$(7,357)	$(5,950)	$(13,307)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	11,304,918	4,285,714

See Notes to the Financial Statements.

MIRAGE CAPITAL CORPORATION

(fka ALTERNATIVE ENERGY MEDIA, INC.)

(a Development Stage Company)

Statement of Stockholders’ Equity (Deficit)

	Common Stock	Common Stock Amount	Additional Paid- in-capital	Deficit Accumulated During Development Stage	Total
Balance - June 24, 2011 (date of inception)	-	$ -	$ -	$ -	$ -
Shares issued for services on June 28, 2011	5,500,000	5,500	-	-	5,500
Shares issued to acquire websites and domain names on June 28, 2011	4,500,000	4,500	-	-	4,500
Net loss – for the period June 24, 2011 (inception) through June 30, 2011	-	-	-	(5,950)	(5,950)
Balance – June 30, 2011	10,000,000	10,000	-	(5,950)	4,050
Shares issued for cash on December 23, 2011	2,350,000	2,350	21,150	-	23,500
Shares issued for cash on January 6, 2012	150,000	150	1,350		1,500
Deferred offering costs charged to capital	-	-	(42,089)	-	(42,089)
Net loss	-	-	-	(7,357)	(7,357)
Balance – June 30, 2012	12,500,000	$12,500	$(19,589)	$(13,307)	$(20,396)

See Notes to the Financial Statements.

MIRAGE CAPITAL CORPORATION

(fka ALTERNATIVE ENERGY MEDIA, INC.)

(a Development Stage Company)

Statements of Cash Flows

	For the year ended June 30, 2012	For the period June 24, 2011 (inception) through June 30, 2011	For the period June 24, 2011 (inception) through June 30, 2012

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(7,357)	$(5,950)	$(13,307)
Amortization	900	-	900
Shares issued for organizational expense	-	5,500	5,500
Adjustments to reconcile net loss to cash (used in) operating activities:
Change in accounts payable/accrued expenses	1,110	450	1,560
Net Cash Provided by (Used in) Operating Activities	(5,347)	-	(5,347)
CASH FLOW FROM INVESTING ACTIVITIES	-	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from common stock offering	25,000	-	25,000
Deferred offering costs paid	(22,089)	-	(22,089)
Loan proceeds from unrelated parties	11,650	-	11,650
Payments on loans from unrelated parties	(9,750)	-	(9,750)
Loans from related parties	7,100	-	7,100
Payments on loans from related parties	(5,200)	-	(5,200)
Net Cash Provided by (Used in) Financing Activities	6,711	-	6,711
CHANGE IN CASH	1,364	-	1,364
CASH AT BEGINNING OF PERIOD	-	-	-
CASH AT END OF PERIOD	$1,364	$-	$1,364
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Non-cash investing and financing activities:
Stock issuance for websites and domain names	$-	$4,500	$4,500

See Notes to the Financial Statements.

MIRAGE CAPITAL CORPORATION

(fka ALTERNATIVE ENERGY MEDIA, INC.)

(a Development Stage Company)

Notes to the Financial Statements

June 30, 2012

NOTE 1 – ORGANIZATION

Mirage Capital Corporation (fka Alternative Energy Media, Inc.) (the “Company”) was incorporated under the laws of the State of Nevada on June 24, 2011. The Company issued 5,500,000 shares of its common stock to its founder following inception in exchange for organizational costs incurred upon incorporation. On June 28, 2011 the Company issued 4,500,000 shares of its common stock to Windstream Partners, LLC (“Windstream”), as consideration for the purchase of 3 websites and/or domain names. Windstream paid $4,500 to acquire the domain names and websites. The acquisition was valued at $4,500. The Company issued 2,500,000 shares of its common stock to 20 investors who purchased their shares under a registration statement filed on Form S-1 (the “offering”) with the United States Securities and Exchange Commission (the “SEC”). Investors paid $0.01 per share for a total of $25,000.

The Company has not generated revenues from its planned principal operations and is considered a development stage company as that term is defined by Financial Accounting Standard Board ("FASB") Accounting Standards Codification (“ASC”) 915, Development Stage Entities.

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

On April 5, 2012, President Obama signed into law the Jumpstart Our Business Startups Act (“JOBS Act”), which establishes a new category of issuer called an emerging growth company (“EGC”). Under the JOBS Act, an EGC is defined as an issuer with total annual gross revenues less than $1 billion during its most recently completed fiscal year. An issuer continues to be eligible for EGC status until the earliest of (1) the last day of the fiscal year during which it had total annual gross revenues of $1 billion or more (as indexed for inflation in the manner set forth in the JOBS Act), (2) the last day of the fiscal year of the issuer following the fifth anniversary of the date of its initial public offering (IPO), (3) the date on which it issued more than $1 billion in non-convertible debt in the previous three-year period, or (4) the date on which it became a large accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934.

Among other requirements, the JOBS Act exempts an EGC from the requirements to adopt new or revised accounting standards that are effective for public companies. Instead, the effective dates for private companies for such standards will apply to an EGC. Section 107(b) of the JOBS Act permits an EGC to “opt out” of the accounting standard exemption and apply new or revised accounting standards on the same basis as a public company.

The Company’s does not qualify as an EGC due to the date of its effective registration statement on Form S-1.

In July 2012, the FASB issued the Accounting Standards Update or ASU, 2012-02, Intangibles-Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment, that allows entities to have the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with ASC 350-30. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company does not expect the adoption of these provisions to have a significant effect on its financial statements.

In December 2011, the FASB issued the ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, that deferred the effective date for amendments to the presentation of reclassifications of items out of other comprehensive income. ASU 2011-12 was issued to allow the FASB time to re-deliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. During the re-deliberation period, entities will continue to report reclassifications out of accumulated other comprehensive income using guidance in effect before ASU 2011-05 was issued. ASU 2011-05 is to be applied retrospectively and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The Company does not expect the adoption of these provisions to have a material effect on its financial statements.

In September 2011, the FASB issued the ASU 2011-08, Intangibles—Goodwill and Other: Testing Goodwill For Impairment, that allows entities to first assess qualitatively whether it is necessary to perform the two-step goodwill impairment test. If any entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step goodwill impairment test is required. An entity has the unconditional option to bypass the qualitative assessment and proceed directly to performing the first step of the goodwill impairment test. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company does not expect the adoption of these provisions to have a significant effect on its financial statements.

In June 2011, the FASB issued the ASU 2011-05, Comprehensive Income: Presentation of Comprehensive Income. The new guidance requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The guidance is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2011. The Company does not expect the adoption of these provisions to have a significant effect on its financial statements.

In May 2011, FASB issued ASU 2011-04, which generally represents clarifications of Topic 820, Fair Value Measurement , but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU 2011-04 results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards, or IFRSs. ASU 2011-04 should be applied prospectively and is effective for annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not expect the adoption of this ASU 2011-04 to have an impact on its financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had negative working capital of $23,996 and a deficit accumulated during the development stage of $13,307 at June 30, 2012.  As of June 30, 2012, the Company had not generated any revenue and had no committed sources of capital or financing.

While the Company is attempting to generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.   The Company’s budget for the next twelve months calls for approximately $25,000 - $50,000 for operational working capital and professional fees to maintain the requirements of being a public company, an estimated $15,000 - $40,000 per website to redevelop and enhance their functionality and revenue generation potential, and an additional $8,000 to $16,000 in marketing expenses for each website. Management believes the Company can raise adequate capital to keep the Company functioning for at least the next twelve months through June 30, 2013.

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

At June 30, 2012, there were 12,500,000 shares of common stock issued and outstanding.

NOTE 5 – LOANS - UNRELATED PARTY

During the year ended June 30, 2012 the Company received $11,650 in loan proceeds from two unrelated parties who are business acquaintances of our shareholder and founder in order to fund working capital expenses and the costs of our offering. These loans were unsecured and carry no interest rate or repayment terms.

The Company repaid $9,750 of these loans to the two unrelated parties. As of June 30, 2012, the Company had an outstanding loan balance – unrelated party of $1,900.

NOTE 6 – LOANS - RELATED PARTY

During the year ended June 30, 2012 the Company received $7,100 in loan proceeds from a corporate entity affiliated with a shareholder of the Company, in order to fund working capital expenses and the costs of our offering. This loan is unsecured and carries no interest rate or repayment terms.

The Company repaid $5,200 of this loan to the related party. As of June 30, 2012, the Company had an outstanding loan balance – related party of $1,900.

NOTE 7 –ADDITIONAL PAID IN CAPITAL

Deferred offering costs related to the offering have been charged to Additional Paid-in Capital. Deferred offering costs totaled $42,089 and consisted primarily of legal fees and other costs related to our offering. Legal fees of $20,000 remain an obligation of the Company and are included in accrued expenses as of June 30, 2012.

NOTE 8 – INCOME TAXES

As of June 30, 2012, the Company had net operating loss carry forwards of $13,307 that may be available to reduce future years’ taxable income through 2032.

As of June 30, 2012

Deferred tax assets:
Net operating tax carryforwards	$5,190
Other	-
Gross deferred tax assets	5,190
Valuation allowance	(5,190)

Net deferred tax assets	$-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.  As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 9 - SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events occurring after June 30, 2012 and through the date of issuance of these audited financial statements.

On August 7, 2012, two investors acquired ten million (10,000,000) shares of the Company’s issued and outstanding common stock, representing 80% of the total issued and outstanding common stock. The purchase of the shares was negotiated in an arms-length transaction. On August 7, 2012 one of the sellers of the shares reimbursed legal fees due and owing to our legal counsel, and in turn forgave that obligation due and owing to the seller in the amount of $20,000.

As part of the purchase of the shares, the following changes to the Company's directors and officers occurred:

On August 7, 2012, Mr. Matthew J. Zouvas resigned from all positions with the Company, including but not limited to, that of President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director.

On August 7, 2012, Mr. Kebi Huang Shi Yong was appointed as the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director.

On August 19, 2012, the Company filed an amendment to the Certificate of Incorporation which changed the name of the Company to Mirage Capital Corporation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with accountants on accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company's desired disclosure control objectives. In designing periods specified in the SEC's rules and forms, and that such information is accumulated and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company's certifying officer has concluded that the Company's disclosure controls and procedures are effective in reaching that level of assurance.

At the end of the period being reported upon, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Section 13a-15(f) of the Securities Exchange Act of 1934, as amended). Internal control over financial reporting is a process designed by, or under the supervision of, the Company's Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in conformity with U.S. generally accepted accounting principles and include those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

As of and for the period ending June 30, 2012, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the criteria established by COSO management concluded that the Company's internal control over financial reporting was effective as of June 30, 2012.

This Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting as smaller reporting companies are not required to include such report and EGC’s are exempt from this requirement entirely until they are no longer an EGC. Management’s report is not subject to attestation by the Company’s independent registered public accounting firm.

Limitations on the Effectiveness of Controls

Management has confidence in its internal controls and procedures. Management believes that a control system, no matter how well designed and operated can provide only reasonable assurance and cannot provide absolute assurance that the objectives of the internal control system are met, and no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Further, the design of an internal control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitation in all internal control systems, no evaluation of controls can provide absolute assurance that all control issuers and instances of fraud, if any, within the Company have been detected.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth certain information regarding the executive officer and director of Mirage Capital Corporation as of June 30, 2012.

All directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. Officers of the Company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Positions Held with the Company	Age	Date First Elected or Appointed
Kebi Huang Shi Yong	Director, Chairman, President and Chief Executive Officer, Chief Financial Officer, and Secretary & Treasurer	42	August 7, 2012

The board of directors has no nominating, audit or compensation committee at this time.

Term of Office

Each director is elected by the board of directors and serves until his or her successor is elected and qualified, unless he or she resigns or is removed earlier. Each of our officers is elected by the Board of Directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is earlier removed from office or resigns.

Kebi Huang Shi Yong – Mr. Huang, is the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and sole director. Mr. Huang is an accountant and certified tax representative in the People’s Republic of China (“China”). Since 2012 has worked with Falcon Certified Public Accountants Ltd. in Hong Kong overseeing the firm’s various business operations in China. Mr. Huang graduated from Guizhou Financial & Economic University in 1991, majoring in Accounting and Finance. Mr. Huang worked for a German-owned company in Shenzhen, Guangdong Province, China, as a Financial Director during 2004 to 2009. In 2009, Mr. Huang worked for an American-owned company in Kaiping, Guangdong Province, China as a Financial Director. Mr. Huang’s many years of experience in management, accounting and finance will provide the Company the strategic direction and management that is necessary both here in the US and in China.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review, and other information known to the Company, during and with respect to the fiscal year ended June 30, 2012, we believe that all directors, officers and beneficial owners of more than 10 percent of our registered shares timely filed all reports required by Section 16(a) of the Exchange Act.

Employment Arrangements

None of our officers, directors, or employees are party to employment agreements with the Company. The Company has no pension, health, annuity, bonus, insurance profit sharing or similar benefit plans; however, the Company may adopt such plans in the future. There are no personal benefits available for directors, officers or employees of the Company.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth the salaries and director fees we paid to our current (none) and former executive officer in our most recent fiscal year ended June 30, 2012 and for the period June 24, 2011(inception) through June 30, 2011:

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
[1] Matthew J. Zouvas Former CEO, former CFO and former director	2012	-	-	-	-	-	-	-	-
	2011	-	-	-	-	-	-	5,000	5,000

Grants of Plan-Based Awards Table

None of our named executive officers received any grants of stock, option awards or other plan-based awards during the fiscal years ended June 30, 2012 and 2011.

Options Exercised and Stock Vested Table

None of our named executive officers exercised any stock options, and no restricted stock units held by our named executive officers vested, during the fiscal years ended June 30, 2012 and 2011.

Outstanding Equity Awards at Fiscal Year-end Table

None of our named executive officers held any unexercised options and unvested stock awards previously awarded as of June 30, 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our Common Stock owned beneficially as of October 15, 2012, by: (i) our director; (ii) our named executive officer; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Shares Owned(1)	Percent of Outstanding Ownership(2)
Kebi Huang Shi Yong (3) CEO, CFO and Director	0	0.0%

Harmony Innovation Investment International Limited (4)	9,375,000	75.0%

Low Seng Kai(5)	625,000	5.0%

All officers and directors as a group (1)	0	0.0%

Notes:

 (1) Based on 10,000,000 shares of common stock issued and outstanding as of October 15, 2012. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

 (2) No officers, directors, or 5% shareholders, have the right to acquire any additional common shares of the Company within sixty (60) days of this report.

 (3) Kebi Huang Shi Yong is the Company's President, CEO, CFO, Treasurer, Secretary and Director.

(4) Harmony acquired their shares from a private transaction.

(5) Kai acquired their shares from a private transaction.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

Other than the foregoing, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCBB, on which we have made an application to have our shares of common stock quoted, does not have any director independence requirements. The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Kebi Huang Shi Yong (Mr. Huang) is not an independent director because he currently holds the title of an officer of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services rendered by PLS CPA, a professional corporation (“PLS CPA’s”) for the audit of the Company’s annual financial statements for the year ended June 30, 2012 and for the period June 24, 2011 (inception) through June 30, 2011 and fees billed for other services rendered by PLS CPA’s during those periods. All services reflected in the following fee table for 2012 and 2011 were pre-approved, respectively, in accordance with the policy of the Board of Directors.

	June 30, 2012	June 30, 2011
Audit fees (1) - PLS CPA’s	$8,000	$-
Audit-related fees - PLS CPA’s	-	-
Tax fees - PLS CPA’s	-	-
All other fees - PLS CPA’s	-	-
Total Fees	$8,000	$-

Notes:

(1) Audit fees consist of audit and review services, consents and review of documents filed with the SEC.

In its capacity, the Board of Directors pre-approves all audit (including audit-related) and permitted non-audit services to be performed by the independent auditors. The Board of Directors will annually approve the scope and fee estimates for the year-end audit to be performed by the Company’s independent auditors for the fiscal year. With respect to other permitted services, the Board of Directors pre-approves specific engagements, projects and categories of services on a fiscal year basis, subject to individual project and annual maximums. To date, the Company has not engaged its auditors to perform any non-audit related services.

PART IV

ITEM 15. EXHIBITS

Mirage Capital Corporation includes by reference the following exhibits:

*3.1	Articles of Incorporation
*3.2	By-Laws
*10.1	Agreement regarding Conflict of Interest
**10.2	Agreement between the Company and Windstream Partners, LLC
23.1	Consent of PLS CPA, A Professional Corp.
*99.1	Copy of Subscription Agreement
*99.2	Escrow Agreement
101	INS XBRL Instance Document
101	SCH XBRL Taxonomy Extension Schema
101	CAL XBRL Taxonomy Extension Calculation Linkbase
101	DEF XBRL Taxonomy Extension Definition Linkbase
101	LAB XBRL Taxonomy Extension Labels Linkbase
101	PRE XBRL Taxonomy Extension Presentation Linkbase

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

Dated: October 15, 2012

Mirage Capital Corporation

(the registrant)

By: /s/ Kebi Huang Shi Yong

By: Kebi Huang Shi Yong, President, CEO, Principal Executive Officer, Treasurer, Chairman, Principal Financial Officer and Principal Accounting Officer