Form 10-Q
period 2012-09-30
MIRAGE CAPITAL CORP
filed 2012-11-14
CIK 1527666

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2012

OR

      .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from                to

Commission file number 333-176169

Mirage Capital Corporation

(Exact name of registrant as specified in its charter)

Nevada	45-2426430
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

850 W. Horizon Ridge Parkway Suite 200, Henderson, NV	89052
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code    (852) 3111-7718

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

Large accelerated filer

      .

Accelerated filer

      .

Non-accelerated filer

      .

Smaller reporting company

  X .

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes   X .  No       .

The number of shares of the registrant’s common stock outstanding as of November 14, 2012 was 12,500,000 shares.

MIRAGE CAPITAL CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I.  FINANCIAL INFORMATION

Page No.

Item 1.

Interim Financial Statements (Unaudited)

Mirage Capital Corporation

Balance Sheets of Mirage Capital Corporation at September 30, 2012 (unaudited) and June 30, 2012 (audited)

3

Statements of Operations of Mirage Capital Corporation for the Three Months ended September 30, 2012 and

2011, and for the period June 24, 2011 (Inception) through September 30, 2012 (unaudited)

4

Statement of Cash Flows of Mirage Capital Corporation for the Three Months ended September 30, 2012 and

2011, and for the period June 24, 2011 (Inception) through September 30, 2012 (unaudited)

5

Notes to the Financial Statements (unaudited)

6

Item 2.

Management’s Discussion and Analysis

9

Item 3.

Quantitative and Qualitative Disclosures about Market Risk.

14

Item 4.

Controls and Procedures

14

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings

15

Item 1a.

Risk Factors

15

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

21

Item 3.

Defaults Upon Senior Securities

21

Item 4.

(Removed and Reserved)

21

Item 5.

Other Information

22

Item 6.

Exhibits

22

Signatures

23

PART I. FINANCIAL INFORMATION

Item 1.

Interim Financial Statements (Unaudited)

MIRAGE CAPITAL CORPORATION

(fka ALTERNATIVE ENERGY MEDIA, INC.)

(a Development Stage Company)

Balance Sheets

	September 30, 2012 (unaudited)	June 30, 2012
ASSETS
CURRENT ASSETS:
Cash	$263	$1,364
TOTAL CURRENT ASSETS	263	1,364
OTHER ASSETS:
Websites – Domain names, net	3,375	3,600
TOTAL OTHER ASSETS	3,375	3,600
TOTAL ASSETS	$3,638	$4,964

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,854	$1,560
Accrued expenses	1,067	20,000
Loans – related parties	11,518	1,900
Loans – unrelated party	1,900	1,900
TOTAL LIABILITIES	27,339	25,360

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 12,500,000 shares issued and outstanding, as of September 30, 2012 and June 30, 2012, respectively	12,500	12,500
Additional paid in capital	411	(19,589)
Deficit accumulated during development stage	(36,612)	(13,307)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(23,701)	(20,396)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$3,638	$4,964

See notes to the financial statements.

MIRAGE CAPITAL CORPORATION

(fka ALTERNATIVE ENERGY MEDIA, INC.)

(a Development Stage Company)

Statements of Operations

(unaudited)

	For the three months ended September 30, 2012	For the three months ended September 30, 2011	For the period June 24, 2011 (inception) through September 30, 2012

Revenue	$-	$-	$-
Expenses:
Professional fees and other expenses	23,080	106	29,537
Amortization expense	225	225	1,125
Organization expenses	-	-	5,950
Loss before provision for income taxes	23,305	331	36, 612

Provision for income tax	-	-	-

Net loss	$(23,305)	$(331)	$(36,612)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	12,500,000	10,000,000

See notes to the financial statements.

MIRAGE CAPITAL CORPORATION

(fka ALTERNATIVE ENERGY MEDIA, INC.)

(a Development Stage Company)

Statements of Cash Flows

(unaudited)

	For the three months ended September 30, 2012	For the three months ended September 30, 2011	For the period June 24, 2011 (inception) through September 30, 2012

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(23,305)	$(331)	$(36,612)
Amortization	225	225	1,125
Shares issued for organizational expense	-	-	5,500
Adjustments to reconcile net loss to cash (used in) operating activities:
Change in accounts payable/accrued expenses	12,361	9,640	13,921
Change in deferred offering costs	-	(19,084)	-
Net Cash Provided by (Used in) Operating Activities	(10,719)	(9,550)	(16,066)
CASH FLOW FROM INVESTING ACTIVITIES	-	-	-
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from common stock offering	-	-	25,000
Deferred offering costs paid	-	-	(22,089)
Loan proceeds from unrelated parties	-	4,750	11,650
Payments on loans from unrelated parties	-	-	(9,750)
Loans from related parties	9,618	5,200	16,718
Payments on loans from related parties	-	-	(5,200)
Net Cash Provided by (Used in) Financing Activities	9,618	9,950	16,329
CHANGE IN CASH	(1,101)	400	263
CASH AT BEGINNING OF PERIOD	1,364	-	-
CASH AT END OF PERIOD	$263	$400	$263
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Non-cash investing and financing activities:
Stock issuance for websites and domain names	$-	$-	$4,500
Additional Paid-in Capital increase by debt forgiveness - shareholder	$20,000	$-	$20,000

See notes to the financial statements.

MIRAGE CAPITAL CORPORATION

(fka ALTERNATIVE ENERGY MEDIA, INC.)

(a Development Stage Company)

Notes to the Financial Statements

September 30, 2012

(unaudited)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Interim Financial Statements and Basis of Preparation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the financial statements of the Company for the period ended June 30, 2012 and notes thereto contained in its annual report on Form 10-K.

b. Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a June 30, year-end.

c. Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

d. Stock-based Compensation

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

e. Use of Estimates and Assumptions

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. The Company has adopted the provisions of ASC 260.

f. Earnings (Loss) per Share

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

g. Income Taxes

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

h. Advertising

Advertising will be expensed in the period in which it is incurred. There has been no advertising expense in the reporting periods presented.

i. Related Software Costs

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had negative working capital of $27,076 and a deficit accumulated during the development stage of $36,612 at September 30, 2012. As of September 30, 2012, the Company had not generated any revenue and had no committed sources of capital or financing.

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

NOTE 4 – SHARE CAPITAL

The Company is authorized to issue 100,000,000 shares of common stock and 1,000,000 shares of preferred stock. The Company issued 5,500,000 shares of its common stock to its incorporator, former chief executive officer and president for organizational services rendered. These services were valued at $5,500. Following its formation, the Company issued 4,500,000 shares of its common stock to Windstream, as consideration for the purchase of 3 websites and/or domain names. Windstream paid $4,500 to acquire the domain names and websites. The acquisition of the websites and/or domain names were valued at $4,500. The Company issued 2,500,000 shares of its common stock to 20 investors who purchased their shares under a registration statement filed on Form S-1 with the SEC. Investors paid $0.01 per share for a total of $25,000.

At September 30, 2012, there were 12,500,000 shares of common stock issued and outstanding.

NOTE 5 – LOANS - UNRELATED PARTY

During the three months ended September 30, 2012 the Company received $0 in loan proceeds from an unrelated party who was a business acquaintance of our former shareholder and founder in order to fund working capital expenses and the costs of our offering. These loans were unsecured and carry no interest rate or repayment terms.

As of September 30, 2012, the Company had an outstanding loan balance – unrelated party of $1,900.

NOTE 6 – LOANS - RELATED PARTIES

During the three months ended September 30, 2012 the Company received $9,618 in loan proceeds from a corporate entity affiliated with two shareholders of Company, in order to fund working capital expenses. This loan is unsecured and carries no interest rate or repayment terms.

The Company repaid $0 of this loan to the related party. As of September 30, 2012, the Company had an outstanding loan balances – related parties of $11,518.

NOTE 7 –ADDITIONAL PAID IN CAPITAL

Deferred offering costs related to the offering were charged to Additional Paid-in Capital. Deferred offering costs totaled $42,089 and consisted primarily of legal fees and other costs related to our offering. Legal fees of $20,000 that remained an obligation of the Company as of June 30, 2012 were paid in full by a shareholder upon the sale of their shares in the Company and the shareholder upon the sale of their shares in the Company forgave the debt associated with this payment, which was, $20,000. The payment and debt forgiveness of $20,000 has been recorded as an increase to Additional Paid-in Capital as of September 30, 2012.

NOTE 8 – INCOME TAXES

As of September 30, 2012, the Company had net operating loss carry forwards of $36,612 that may be available to reduce future years’ taxable income through 2032.

As of September 30, 2012

Deferred tax assets:
Net operating tax carryforwards	$14,279
Other	-
Gross deferred tax assets	14,279
Valuation allowance	(14,279)

Net deferred tax assets	$-

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

Overview

Mirage Capital Corporation (formerly known as Alternative Energy Media, Inc.) was incorporated under the laws of the State of Nevada on June 24, 2011. On June 28, 2011 we acquired certain websites and domain names from Windstream Partners, LLC. From June 24, 2011 (date of inception) through August 7, 2012, we had one employee, our founder and former president, Matthew J. Zouvas, who devoted at least five hours each week to us.

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

Timing

Since acquiring the three websites, most of our resources and work have been devoted to planning our business, implementing systems and controls, and completing our registration statement. Since we completed our Offering, our efforts have been focused towards optimizing our business and marketing plans, as well as raise additional capital, of which there can be no assurance, to begin the work to update and further enhance our three websites. We will then need to begin introductory marketing to attract retailers to advertise on our sites. We believe that the work needed to enhance and complete each website will range from $15,000 to $40,000 per site over the next 12 to 18 months if outside contractors and experts are used. If we can raise funding to outsource these procedures, of which there are no assurances, we can open at least some of the additional functionality and revenue channels on our websites within approximately one year. If we have to use our internal resources only, the process will take much longer and will be done one website at a time. There can be no way to estimate how much time would be required in that case. Our goal would be to have all three websites up and running with the added functionality and multiple revenue channels within one year, but there is no way of estimating what the likelihood of achieving that goal is.

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

Employees

As of November 14, 2012, we had one employee, our president and chief executive offices, Mr. Kebi Huang Shi Yong. Mr. Yong provides at least 10 to 15 hours per week for the activities of the Company. Mr. Yong has held this position since August 7, 2012. There is no written employment contract or agreement with Mr. Yong. We will also use independent contractors and consultants to assist in many aspects of our business on an as-needed basis pending financial resources that become available to us.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Financial Condition and Results of Operations

Results of Operations for the Three months ended September 30, 2012 and 2011:

Our operating results for the three months ended September 30, 2012 and September 30, 2011 are summarized as follows:

	Three months ended September 30, 2012	Three months Ended September 30, 2011
Revenue	$–	$–

Professional fees and other expense	23,080	106
Amortization expense	225	225
Organization expenses	–	–
Net loss	$(23,305)	$(331)

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Expenses

Professional fees and other expense

Professional fees and other expenses were $23,080 and $106, respectively, for the three months ended September 30, 2012 and 2011. Professional fees during the three months ended September 30, 2012 totaled $13,500 incurred for public reporting requirements and $120 for maintenance and hosting of our websites and domain names. Travel expense for our CEO and president along with several others for the three months ended September 30, 2012 totaled $9,318, this included hotel and airfare from China to the United States. During the three months ended September 30, 2012 we incurred other operating expense of $142 which was primarily administrative costs of our. Over the years we expect to incur significant legal and accounting, and other professional fees due to our public reporting requirements, as well as further development costs of our products in order to be brought to market. These costs will require us to seek additional financing.

Amortization expense

During the three months ended September 30, 2012 and 2011 we amortized our websites and domain names that were purchased from our founder. We recognized $225 and $225, respectively, in amortization expense for the three months ended September 30, 2012 and 2011. We amortize these costs over 60 months.

Net loss

We incurred a net loss of $23,305 for the three months ended September 30, 2012 compared with a net loss of $331 for the three months ended September 30, 2011. Net loss for the three months ended September 30, 2012 and 2011 included costs associated with our website/domain name development which were not able to be capitalized.

Liquidity and Capital Resources

Our financial position as of September 30, 2012 and June 30, 2012 are as follows:

Net Working Capital (Deficiency)	As of September 30, 2012	As of June 30, 2012 (audited)
Current Assets	$263	$1,364
Current Liabilities	27,339	25,360

Net Working Capital (Deficiency)	$(27,076)	$(23,996)

Our net working capital deficiency increased $3,080 from $23,996 at June 30, 2012 to $27,076 at September 30, 2012 or 1% as a result of increases in accrued expenses and related party loans entered into offset by the forgiveness of related party payments to our legal counsel for services rendered in connection with our Offering.

Cash Flows	Three months ended September 30, 2012	Three months ended September 30, 2011
Net cash (used in) Operating Activities	$(10,719)	$(9,550)
Net cash (used in) Investing Activities	-	-
Net cash provided by Financing Activities	9,618	9,950
Increase (Decrease) in Cash during the Period	(1,101)	400
Cash, Beginning of the Period	1,364	-
Cash, End of the Period	$263	$400

Since June 24, 2011 (inception) through September 30, 2012, we secured $28,368 in loans from both related parties and unrelated parties, $14,950 of which we repaid prior to September 30, 2012. As of September 30, 2012 we had cash on hand of $263. The Company incurred deferred offering costs of $42,089 for expenses directly related to our Offering. We completed our Offering where we received $25,000 in net proceeds. We charged deferred offering costs against the additional paid in capital for which we received above par value. Despite the completion of our Offering we will need to seek additional financing to complete our business plan. Currently we are receiving loans from our majority shareholder in the form of interest free loans. This shareholder has committed to ensure that our working capital needs are fulfilled for the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer, Mr. Yong, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including both Principal Executive Officers and Principal Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented. Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

No legal proceedings have been initiated by or served upon the Company during the period ending September 30, 2012.

From time to time the Company may be named in claims arising in the ordinary course of business.

ITEM 1A – RISK FACTORS

The following risk factors should be considered in connection with an evaluation of our business:

In addition to other information in this report filed on Form 10-Q (“Report”), the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, operating results, liquidity and financial condition. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, if and when a trading market for our securities is established, the trading price of our securities could decline, and you may lose all or part of your investment.

Risks Related to the Business

MCC has virtually no financial resources. Our independent registered auditors’ report, as of June 30, 2012 includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

We are an early stage company and virtually have no financial resources. We have negative working capital of $27,076 and stockholders’ deficit of $36,612 at September 30, 2012. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the period ended June 30, 2012 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

Because we have not commenced revenue-producing business operations, we face a high risk of business failure.

We were formed in June 2011. All of our efforts to date have related to developing our business plan and beginning business activities, including the acquisition, re-development and indexing of websites to reflect the alternative energy media industry. Through September 30, 2012, we had no operating revenues. We face a high risk of business failure.

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

Our key personnel are required to commit time to our affairs and, accordingly, these individual(s) (particularly our president) may have conflicts of interest in allocating management time among various business activities. In the course of other business activities, certain key personnel (particularly our president) may become aware of business opportunities which may be appropriate for presentation to us, as well as the other entities with which they are affiliated. As such, there may have conflicts of interest in determining to which entity a particular business opportunity should be presented. Mr. Yong works as an independent consultant and provides business development and advisory services to his clients. Because Mr. Yong is currently not receiving compensation from the Company for his services on an ongoing basis, he is presently devoting a portion of his time and attention on matters besides just the Company’s business.

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

Our shares currently have no trading activity. The aggregate proceeds of the Offering ($25,000) was substantially less than the $42,089 in costs incurred in completing our Offering. We received little financial benefit from the completion of our Offering and additional costs of our Offering will have to be paid from the proceeds of operations or from other sources of capital such as loans from officers or from related and unrelated parties. During the period ended September 30, 2012 one of our former shareholders in connection with the sale of their shares in a private transaction paid legal fees due and owing by the Company in the amount of $20,000. The former shareholder forgave the obligation associated with the payment of these legal fees. We recognized forgiveness of debt as an increase to additional paid in capital for the shareholder transaction.

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

The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealers presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

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

Of the 12,500,000 total issued and outstanding shares of our common stock, Harmony Innovation Investments International Limited (“Harmony”) owns 9,375,000 shares and Low Seng Kai (“Kai”) owns 625,000 shares, which may be sold commencing one year from the date we are no longer considered to be a “shell” company.

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

Because none of our directors (which currently consist of one) are independent directors, we do not currently have an independent audit or compensation committee. As a result, our directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

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

None for the period ending September 30, 2012.

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

Dated: November 14, 2012

Mirage Capital Corporation

(the registrant)

By: /s/ Kebi Huang Shi Yong

By: Kebi Huang Shi Yong, President, CEO, Principal Executive Officer, Treasurer, Chairman, Principal Financial Officer and Principal Accounting Officer

23