Form 10-Q
period 2012-12-31
MIRAGE CAPITAL CORP
filed 2013-02-13
CIK 1527666

                                                                                              UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended December 31, 2012

OR

.

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

Zhaofan Tang

Huang Tang & Marvin, LLP

350 Fifth Avenue, 59th Floor

New York, NY 10010

(212) 461-4936

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

        Large accelerated filer      .                                                                                       Accelerated      .

.

         Non-accelerated filer        ..(Do not check if a smaller reporting company)           Smaller reporting company  X .

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes  X . No      .

The number of shares of the registrant’s common stock outstanding as of February 14, 2012 was 12,500,000 shares.

                                                                             MIRAGE CAPITAL CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Interim Financial Statements (Unaudited)

Mirage Capital Corporation

Balance Sheets of Mirage Capital Corporation at December 31, 2012 (unaudited) and June 30, 2012 (unaudited)	3

Statements of Operations of Mirage Capital Corporation for the Three Months and Six Months ended December 31, 2012 and for the period June 24, 2011 (Inception) through December 31, 2012 (unaudited)	4

Statement of Cash Flows of Mirage Capital Corporation for the Three Months and Six Months ended December 31, 2012 and for the period June 24, 2011 (Inception) through December 31, 2012 (unaudited)	5

Notes to the Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk.	14

Item 4. Controls and Procedures	14

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	14

Item 1a. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3. Defaults Upon Senior Securities	22

Item 4. (Removed and Reserved)	22

Item 5. Other Information	22

Item 6. Exhibits	23

Signatures	23

PART I. FINANCIAL INFORMATION

Item 1.   Interim Financial Statements (Unaudited)

MIRAGE CAPITAL CORPORATION

(fka ALTERNATIVE ENERGY MEDIA, INC.)

(a Development Stage Company)

Balance Sheets

	December	June
	31, 2012	30, 2012
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$246	$1364
Other receivable
TOTAL CURRENT ASSETS	246	1364
OTHER ASSETS:
Websites – Domain names, net	3,150	3,600
TOTAL OTHER ASSETS	3,150	3,600
TOTAL ASSETS	$3,396	$4,964

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,854	$1,560
Accrued expenses	1,067	2,000
Loans – related parties	17,479	1,900
Loans – unrelated party	1,900	1,900
TOTAL LIABILITIES	33,300	25,360

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding
Common stock, $0.001 par value; 100,000,000 shares authorized; 12,500,000 shares issued and outstanding, as of September 30, 2012 and June 30, 2012, respectively	12,500	12,500
Additional paid in capital	411	(19,589)
Deficit accumulated during development stage	(42,815)	(13,307)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(29,904)	(20,396)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
	$3,396	$4,964

See notes to the financial statements.

MIRAGE CAPITAL CORPORATION

(fka ALTERNATIVE ENERGY MEDIA, INC.)

(a Development Stage Company)

Statements of Operations

(unaudited)

	For the three months ended December 31, 2012	For the six months ended December 31, 2012	For the period June 24, 2011 (inception) through December 31, 2012

Revenue	$-	$-	$-
Expenses:
Professional fees and other expenses	5,978	29058	35,515
Amortization expense	225	450	1,350
Organization expenses	-	-	5,950
Loss before provision for income taxes	6,203	29508	42,815

Provision for income tax	-	-	-

Net loss	$(6,203)	$(29,508)	$(42,798)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	12,500,000

See notes to the financial statements.

MIRAGE CAPITAL CORPORATION

(fka ALTERNATIVE ENERGY MEDIA, INC.)

(a Development Stage Company)

Statements of Cash Flows

(unaudited)

	For the three months ended December 31, 2012	For the six months ended December 31, 2012	For the period June 24, 2011 (inception) through December 31, 2012

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(5,978)	$(29,058)	$(42,590)
Amortization	225	450	1,350
Shares issued for organizational expense	-	-	5,500
Adjustments to reconcile net loss to cash (used in) operating activities:
Change in accounts payable/accrued expenses	-	12,361	13,921
Change in accounts receivable	-	-	-
Change in deferred offering costs	-	-	-
Net Cash Provided by (Used in) Operating Activities	(5,978)	(16,697)	(21,819)
CASH FLOW FROM INVESTING ACTIVITIES	-	-	-
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from common stock offering	-	-	25,000
Deferred offering costs paid	-	-	(22,089)
Loan proceeds from unrelated parties	-	-	11,650
Payments on loans from unrelated parties	-	-	(9,750)
Loans from related parties	5,961	15,579	22,679
Payments on loans from related parties	-	-	(5,200)
Net Cash Provided by (Used in) Financing Activities	5,961	(1,118)	22,290
CHANGE IN CASH	-		-
CASH AT BEGINNING OF PERIOD	263	1,364	263
CASH AT END OF PERIOD	$246	$246	$246
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Non-cash investing and financing activities:
Stock issuance for websites and domain names	$-	$-	$4,500
Additional Paid-in Capital increase by debt forgiveness - shareholder	$-	$-	$20,000

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

b. Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting. The Company employs a fiscal year ending May 31.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had negative working capital of $33,054 and a deficit accumulated during the development stage of $42,815 at December 31, 2012. As of December 30, 2012, the Company had not generated any revenue and had no committed sources of capital or financing.

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

NOTE 5 – LOANS - UNRELATED PARTY

During the three months ended December 31, 2012 the Company received $0 in loan proceeds from an unrelated party who was a business acquaintance of our former shareholder or founder in order to fund working capital expenses and the costs of our offering. These loans were unsecured and carry no interest rate or repayment terms.

As of December 31, 2012, the Company had an outstanding loan balance – unrelated party of $1,900.

NOTE 6 – LOANS - RELATED PARTIES

During the three months ended December, 2012 the Company received $5,961 in loan proceeds from a corporate entity affiliated with a shareholder of the Company, in order to fund working capital expenses. This loan is unsecured and carries no interest rate or repayment terms.

The Company repaid $0 of this loan to the related party. As of December 31, 2012, the Company had an outstanding loan balances – related parties of $17,479.

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

NOTE 8 – INCOME TAXES

As of September 30, 2012, the Company had net operating loss carry forwards of $42,815 that may be available to reduce future years’ taxable income through 2017.

As of December 31, 2012

Deferred tax assets:
Net operating tax carryforwards	$42,815
Other	-
Gross deferred tax assets	42,815
Valuation allowance	(42,815)

Net deferred tax assets	$-

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

Timing

Since acquiring the three websites, most of our resources and work have been devoted to planning our business, implementing systems and controls, and completing our registration statement. Since we completed our Offering, our efforts have been focused towards optimizing our business and marketing plans, as well as raise additional capital, of which there can be no assurance, to begin the work to update and further enhance our three websites. We will then need to begin introductory marketing to attract retailers to advertise on our sites. We believe that the work needed to enhance and complete each website will range from $15,000 to $40,000 per site over the next 9 to 15 months if outside contractors and experts are used. If we can raise funding to outsource these procedures, of which there are no assurances, we can open at least some of the additional functionality and revenue channels on our websites within approximately one year. If we have to use our internal resources only, the process will take much longer and will be done one website at a time. There can be no way to estimate how much time would be required in that case. Our goal would be to have all three websites up and running with the added functionality and multiple revenue channels within 9 months, but there is no way of estimating what the likelihood of achieving that goal is.

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

Employees

As of February 14, 2013, we had one employee, our president, chief executive offices (“CEO”) and chief financial officer (“CFO”),Mr. Kebi Huang Shi Yong. Mr. Yong provides at least 10 to 15 hours per week for the activities of the Company. Mr. Yong has held this position since August 7, 2012. There is no written employment contract or agreement with Mr. Yong. We will also use independent contractors and consultants to assist in many aspects of our business on an as-needed basis pending financial resources that become available to us.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Financial Condition and Results of Operations

Results of Operations for the Three months ended December 31, 2012 and 2011:

Our operating results for the three months ended December 31, 2012 and December 31, 2011 are summarized as follows:

	Three months ended December 31, 2012	Three months Ended December 31, 2011
Revenue	$–	$–

Professional fees and other expense	5,978	141
Amortization expense	225	225
Organization expenses	–	–
Net loss	$(6,203)	$(366)

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Expenses

Professional fees and other expense

Professional fees and other expenses were $5,978 and $141, respectively, for the three months ended December 31, 2012 and 2011. These costs will require us to seek additional financing.

Amortization expense

During the three months ended December 31, 2012 and 2011 we amortized our websites and domain names that were purchased from our founder. We recognized $225 and $225, respectively, in amortization expense for the three months ended December 30, 2012 and 2011. We amortize these costs over 60 months.

Net loss

We incurred a net loss of $6,203 for the three months ended December 31, 2012 compared with a net loss of $366 for the three months ended December 31, 2011. Net loss for the three months ended December 31, 2012 and 2011 included costs associated with our website/domain name development which were not able to be capitalized.

Liquidity and Capital Resources

Our financial position as of December 31, 2012 and June 30, 2012 are as follows:

Net Working Capital (Deficiency)	As of December 31, 2012	As of September 30, 2012
Current Assets	$246	$263
Current Liabilities	33,300	27,339

Net Working Capital (Deficiency)	$(33,054)	$(27,076)

Our net working capital deficiency increased $5,978 from $27,076 at September 30, 2012 to $33,054 at December 31, 2012 or 22% as a result of increases in accrued expenses and related party loans entered.

Cash Flows	Three months ended December 31, 2012	Three months ended December 31, 2011
Net cash (used in) Operating Activities	$(5,978)	$(4,017)
Net cash (used in) Investing Activities	-	-
Net cash provided by Financing Activities	5,961	6,200
Increase (Decrease) in Cash during the Period	-	4,144
Cash, Beginning of the Period	263	-
Cash, End of the Period	$246	$4,144

Since June 24, 2011 (inception) through December 31, 2012, we secured $34,329 in loans from both related parties and unrelated parties, $14,950 of which we repaid prior to December 31, 2012. As of December 31, 2012 we had cash on hand of $246. The Company incurred deferred offering costs of $42,089 for expenses directly related to our Offering. We completed our Offering where we received $25,000 in net proceeds. We charged deferred offering costs against the additional paid in capital for which we received above par value. Despite the completion of our Offering we will need to seek additional financing to complete our business plan. Currently we are receiving loans from our majority shareholder in the form of interest free loans. This shareholder has committed to ensure that our working capital needs are fulfilled for the foreseeable future.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented. Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

No legal proceedings have been initiated by or served upon the Company during the period ending December 31, 2012.

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

We are an early stage company and virtually have no financial resources. We have negative working capital of $33,054 and stockholders’ deficit of $42,815 as of December 31, 2012. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the period ended June 30, 2012 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

Because we have not commenced revenue-producing business operations, we face a high risk of business failure.

We were formed in June 2011. All of our efforts to date have related to developing our business plan and beginning business activities, including the acquisition, re-development and indexing of websites to reflect the alternative energy media industry. Through December 31, 2012, we had no operating revenues. We face a high risk of business failure.

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

(iv)

markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

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

None for the period ending December 31, 2012.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – (Removed and Reserved)

ITEM 5 - OTHER INFORMATION

The Board of Directors of the Registrant approved the engagement of Perfect CPA (“PCPA”), to serve as the Registrant’s independent registered public accountants for the fiscal year ending June 30, 2013, and engaged them on February 5, 2013. Also on February 5, 2013, the Board of Directors of the Registrant approved the dismissal as of that date of, and the Registrant did so dismiss, PLS CPA as the Registrant’s independent registered public accountants. PCPA has reviewed the financial reports in this Quarterly Report on Form 10 Q.

PLS CPA had been our principal independent accountant since the inception of the Company. The reports of PLS CPA on our financial statements for the periods from June 30, 2011 through September 30, 2012 contained no adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principle, except that such report included an explanatory paragraph with respect to our ability, in light of our lack of revenues and history of losses, to continue as a going concern.

During the period of PLS CPA’s engagement and through the date before this this Quarterly Report on Form 10 Q, there have been no disagreements with PLS CPA (as defined in Item 304(a)(1)(iv) of Regulation S-K) on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PLS CPA, would have caused them to make reference thereto in their report on financial statements for any period.

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

*Filed with the SEC on August 11, 2011 as part of our Registration Statement on Form S-1 and incorporated herein by this reference

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

Dated: February 14, 2012

Mirage Capital Corporation

(the registrant)

By: /s/ Kebi Huang Shi Yong

                          Kebi Huang Shi Yong

CEO, CFO, Chairman of the Board, President & Treasurer of the Company