Form 10-Q
period 2013-03-31
MIRAGE CAPITAL CORP
filed 2013-05-13
CIK 1527666

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2013

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

The number of shares of the registrant’s common stock outstanding as of February 14, 2012 was 12,500,000 shares.

MIRAGE CAPITAL CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION		Page No.

Item 1.	Interim Financial Statements (Unaudited)

	Mirage Capital Corporation

	Balance Sheets of Mirage Capital Corporation at March 31, 2013 (unaudited) and June 30, 2012 (audited)	3

	Statements of Operations of Mirage Capital Corporation for the Three Months and Nine Months ended March 31, 2013 and for the period June 24, 2011 (Inception) through March 31, 2013 (unaudited)	4

	Statement of Cash Flows of Mirage Capital Corporation for the Three Months and Nine Months ended March 31, 2013 and for the period June 24, 2011 (Inception) through March 31, 2013 (unaudited)	5

	Notes to the Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis	9

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	14

Item 4.	Controls and Procedures	14

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	(Removed and Reserved)	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

Signatures		16

PART I. FINANCIAL INFORMATION

Item 1.   Interim Financial Statements (Unaudited)

MIRAGE CAPITAL CORPORATION

(fka ALTERNATIVE ENERGY MEDIA, INC.)

(a Development Stage Company)

Balance Sheets

	March 31, 2013	June 30, 2012
ASSETS	(unaudited)	(audited)
CURRENT ASSETS:
Cash	$229	$1364
Other receivable
TOTAL CURRENT ASSETS	229	1364
OTHER ASSETS:
Websites – Domain names, net	2,925	3,600
TOTAL OTHER ASSETS	2,925	3,600
TOTAL ASSETS	$3,154	$4,964

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,854	$1,560
Accrued expenses	1,067	20,000
Loans – related parties	23,508	1,900
Loans – unrelated party	1,900	1,900
TOTAL LIABILITIES	39,329	25,360

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding
Common stock, $0.001 par value; 100,000,000 shares authorized; 12,500,000 shares issued and outstanding, as of September 30, 2012 and June 30, 2012, respectively
	12,500	12,500
Additional paid in capital	411	(19,589)
Deficit accumulated during development stage	(49,086)	(13,307)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(36,175)	(20,396)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$3,154	$4,964

See notes to the financial statements.

MIRAGE CAPITAL CORPORATION

(fka ALTERNATIVE ENERGY MEDIA, INC.)

(a Development Stage Company)

Statements of Operations

(unaudited)

	For the three months ended March 31, 2013	For the nine months ended March 31, 2013	For the period June 24, 2011 (inception) through March 31, 2013
Revenue	$-	$-	$-
Expenses:
Professional fees and other expenses	6,046	35104	41,561
Amortization expense	225	675	1,575
Organization expenses	-	-	5,950
Loss before provision for income taxes	6,271	35,779	49,086

Provision for income tax	-	-	-

Net loss	$(6,271)	$(35,779)	$(49,001)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	12,500,000

See notes to the financial statements.

MIRAGE CAPITAL CORPORATION

(fka ALTERNATIVE ENERGY MEDIA, INC.)

(a Development Stage Company)

Statements of Cash Flows

(unaudited)

	For the three months ended	For the nine months ended	For the period June 24, 2011 (inception) through
	March	March	March
	31, 2013	31, 2013	31, 2013

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(6,046)	$(35,104)	$(48,636)
Amortization	225	675	1,350
Shares issued for organizational expense	-	-	5,500
Adjustments to reconcile net loss to cash (used in) operating activities:
Change in accounts payable/accrued expenses	-	12,361	13,921
Change in accounts receivable	-	-	-
Change in deferred offering costs	-	-	-
Net Cash Provided by (Used in) Operating Activities	(6,046)	(22,743)	(27,865)
CASH FLOW FROM INVESTING ACTIVITIES	-	-	-
CASH FLOW FROM FINANCING ACTIVITIES	-	-	-
Proceeds from common stock offering	-	-	25,000
Deferred offering costs paid	-	-	(22,089)
Loan proceeds from unrelated parties	-	-	11,650
Payments on loans from unrelated parties	-	-	(9,750)
Loan proceeds from related parties	6,029	21,608	28,708
Payments on loans from related parties	-	-	(5,200)
Net Cash Provided by (Used in) Financing Activities	6,029	4,911	28,319
CHANGE IN CASH	-	-	-
CASH AT BEGINNING OF PERIOD	246	1,364	263
CASH AT END OF PERIOD	$229	$229	$229
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Non-cash investing and financing activities:
Stock issuance for websites and domain names	$-	$-	$4,500
Additional Paid-in Capital increase by debt forgiveness - shareholder	$-	$-	$20,000

See notes to the financial statements.

MIRAGE CAPITAL CORPORATION

(fka ALTERNATIVE ENERGY MEDIA, INC.)

(a Development Stage Company)

Notes to the Financial Statements

March 31, 2013

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

b. Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting. The Company employs a fiscal year ending June 30.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had negative working capital of $39,100 and a deficit accumulated during the development stage of $49,086 at March 31, 2013. As of March 31, 2013, the Company had not generated any revenue and had no committed sources of capital or financing.

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

At March 31, 2013, there were 12,500,000 shares of common stock issued and outstanding.

NOTE 5 – LOANS - UNRELATED PARTY

During the three months ended March 31, 2013 the Company received $0 in loan proceeds from an unrelated party who was a business acquaintance of our former shareholder or founder.

As of March 31, 2013, the Company had an outstanding loan balance – unrelated party of $1,900.

NOTE 6 – LOANS - RELATED PARTIES

During the three months ended March 31 2013, the Company received $6,029  in loan proceeds from a shareholder of the Company, in order to fund working capital expenses. This loan is unsecured and carries no interest rate or repayment terms.

The Company repaid $0 of this loan to the related party. As of March 31, 2013, the Company had an outstanding loan balances – related parties of $23,508.

NOTE 7 –ADDITIONAL PAID IN CAPITAL

Deferred offering costs related to the offering were charged to Additional Paid-in Capital. Deferred offering costs totaled $42,089 and consisted primarily of legal fees and other costs related to our offering. Legal fees of $20,000 that remained an obligation of the Company as of June 30, 2012 were paid in full by a shareholder upon the sale of their shares in the Company and the shareholder upon the sale of their shares in the Company forgave the debt associated with this payment, which was, $20,000. The payment and debt forgiveness of $20,000 has been recorded as an increase to Additional Paid-in Capital as of March 31, 2013.

NOTE 8 – INCOME TAXES

As of March 31, 2012, the Company had net operating loss carry forwards of $42,815 that may be available to reduce future years’ taxable income through 2018.

As of March 31, 2013

Deferred tax assets:
Net operating tax carryforwards	$49,086
Other	-
Gross deferred tax assets	49,086
Valuation allowance	(49,086)

Net deferred tax assets	$-

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

We are a development stage company and have no financial resources. We have not established or attempted to establish a source of equity or debt financing. Our auditors indicated in their report on our financial statements that “the Company has not established a source of revenue or financing, which raises substantial doubt about its ability to continue as a going concern.”

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

Timing

Since acquiring the three websites, most of our resources and work have been devoted to planning our business, implementing systems and controls, and completing our registration statement. Since we completed our Offering, our efforts have been focused towards optimizing our business and marketing plans, as well as raise additional capital, of which there can be no assurance, to begin the work to update and further enhance our three websites. We will then need to begin introductory marketing to attract retailers to advertise on our sites. We believe that the work needed to enhance and complete each website will range from $15,000 to $40,000 per site over the next 6 to 12 months if outside contractors and experts are used. If we can raise funding to outsource these procedures, of which there are no assurances, we can open at least some of the additional functionality and revenue channels on our websites within approximately one year. If we have to use our internal resources only, the process will take much longer and will be done one website at a time. There can be no way to estimate how much time would be required in that case. Our goal would be to have all three websites up and running with the added functionality and multiple revenue channels within 9 months, but there is no way of estimating what the likelihood of achieving that goal is.

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

Employees

As of May 6, 2013, we had one employee, our president, chief executive offices (“CEO”) and chief financial officer (“CFO”),Mr. Kebi Huang Shi Yong. Mr. Yong provides at least 10 to 15 hours per week for the activities of the Company. Mr. Yong has held this position since August 7, 2012. There is no written employment contract or agreement with Mr. Yong. We will also use independent contractors and consultants to assist in many aspects of our business on an as-needed basis pending financial resources that become available to us.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Financial Condition and Results of Operations

Results of Operations for the Three months ended March 31, 2013 and 2012:

Our operating results for the three months ended March 31, 2013 and December 31, 2012 are summarized as follows:

	Three months ended March 31, 2013	Three months ended March 31, 2012
Revenue	$–	$–

Professional fees and other expense	6,046	3,270
Amortization expense	225	225
Organization expenses	–	–
Net loss	$(6,271)	$(3,495)

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Expenses

Professional fees and other expense

Professional fees and other expenses were $6,046 and $3,270, respectively, for the three months ended March 31, 2013 and 2012. These costs will require us to seek additional financing.

Amortization expense

During the three months ended March 31, 2013 and 2012, we amortized our websites and domain names that were purchased from our founder. We recognized $225 and $225, respectively, in amortization expense for the three months ended March 31, 2013 and 2012. We amortize these costs over 60 months.

Net loss

We incurred a net loss of $6,271 for the three months ended March 31, 2013, compared with a net loss of $3,495 for the three months ended March 31, 2012. Net loss for the three months ended March 31, 2013 and 2012 included costs associated with our website/domain name development which were not able to be capitalized.

Liquidity and Capital Resources

Our financial position as of March 31, 2013 and December 31, 2012 are as follows:

Net Working Capital (Deficiency)	As of March 31, 2013	As of December 31, 2012
Current Assets	$229	$246
Current Liabilities	39,329	33,300

Net Working Capital (Deficiency)	$(39,100)	$(33,054)

Our net working capital deficiency increased $6,046 from $33,054 at December 31, 2012 to $39,100 at March 31, 2013 or 20% as a result of increases in accrued expenses and related party loans entered.

Cash Flows	Nine months ended March 31, 2013	Nine months ended March 31, 2012
Net cash (used in) Operating Activities	$(27,865)	$(3,697)
Net cash (used in) Investing Activities	-	-
Net cash provided by Financing Activities	28,319	4,911
Increase (Decrease) in Cash during the Period	-	1,214
Cash, Beginning of the Period	1364	-
Cash, End of the Period	$229	$1,214

Since June 24, 2011 (inception) through March 31, 2013, we secured $40,358 in loans from both related parties and unrelated parties, $14,950 of which we repaid prior to March 31, 2013. As of March 31, 2013 we had cash on hand of $229. Currently we are receiving loans from our majority shareholder in the form of interest free loans. This shareholder has committed to ensure that our working capital needs are fulfilled for the foreseeable future.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented. Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

No legal proceedings have been initiated by or served upon the Company during the period ending March 31, 2013.

From time to time the Company may be named in claims arising in the ordinary course of business.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None for the period ending March 31, 2013.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – (Removed and Reserved)

ITEM 5 - OTHER INFORMATION

None

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

Dated: May 9, 2013

Mirage Capital Corporation

(the registrant)

By: /s/ Kebi Huang Shi Yong

Kebi Huang Shi Yong

CEO, CFO, Chairman of the Board, President & Treasurer of the Company