Form 10-K
period 2013-06-30
MIRAGE CAPITAL CORP
filed 2013-10-15
CIK 1527666

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number  333-176169

MIRAGE CAPITAL CORPORATION

(Exact name of small business issuer as specified in its charter)

Nevada	45-2426430
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

850 W. Horizon Ridge Parkway Suite 200, Henderson, NV	(852) 3111-7718
(Address of principal executive offices)	(Registrant’s telephone number)

Copy of all communications to:

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by the price at which the common equity was last sold: $23,500 as of December 31, 2012.

The number of shares of the registrant’s common stock outstanding as of October 15, 2012 was 12,500,000 shares.

Documents incorporated by reference: None.

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

On August 7, 2012, Mr. Kebi Huang Shi Yong was appointed as the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director. On August 19, 2012, the Company filed an amendment to the Certificate of Incorporation which changed the name of the Company to Mirage Capital Corporation. On June 5, 2013, Mr. Kebi Huang resigned from all positions with the Company, including but not limited to, President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director. The resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. On June 5, 2013, Mr. Su Chen was appointed as the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director.

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

Employees

As of October 15, 2013, we had one employee, our president and chief executive offices, Mr. Su Chen. Mr. Chen provides at least 10 to 15 hours per week for the activities of the Company. Mr. Chen has held this position since June 5, 2013. There is no written employment contract or agreement with each of our former officers or with our current officer Mr. Chen. We will also use independent contractors and consultants to assist in many aspects of our business on an as-needed basis pending financial resources that become available to us.

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

Risks Related to the Business

The Company has virtually no financial resources. Our independent registered auditors’ report, as of June 30, 2013 includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

We are an early stage company and virtually have no financial resources. We have negative working capital of $46,649 and stockholders’ deficit of $43,949 at June 30, 2013. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the period ended June 30, 2013 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

Because we have not commenced revenue-producing business operations, we face a high risk of business failure.

We were formed in June 2011. All of our efforts to date have related to developing our business plan and beginning business activities, including the acquisition, re-development and indexing of websites to reflect the alternative energy media industry.  Through June 30, 2013, we had no operating revenues. We face a high risk of business failure.

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

Our key personnel are required to commit time to our affairs and, accordingly, these individual(s) (particularly our president) may have conflicts of interest in allocating management time among various business activities. In the course of other business activities, certain key personnel (particularly our president) may become aware of business opportunities which may be appropriate for presentation to us, as well as the other entities with which they are affiliated. As such, there may have conflicts of interest in determining to which entity a particular business opportunity should be presented. Mr. Chen works as an independent consultant and provides business development and advisory services to his clients. Because Mr. Chen is currently not receiving compensation from the Company for his services on an ongoing basis, he is presently devoting a portion of his time and attention on matters besides just the Company’s business.

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

Since our common stock was approved for listing, not approved for trading, and lacks quotation of a bid-ask after the date of this Report, we have no share price information to provide for the quarterly period occurring during the year ending June 30, 2013.

Shareholders of Record

As of October 15, 2013, an aggregate of 12,500,000 shares of our common stock were issued and outstanding and owned by 26 shareholders of record.

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

On August 7, 2012, Mr. Kebi Huang Shi Yong was appointed as the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director. On August 19, 2012, the Company filed an amendment to the Certificate of Incorporation which changed the name of the Company to Mirage Capital Corporation. On June 5, 2013, Mr. Kebi Huang resigned from all positions with the Company, including but not limited to, President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director. The resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. On June 5, 2013, Mr. Su Chen was appointed as the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director.

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

Results of Operations for the Fiscal Year ended June 30, 2013 &2012 and the Period June 24, 2011 (inception) to June 30, 2013:

Our operating results for the year ended June 30, 2013 & 2012 and the period June 24, 2011 (inception) to June 30, 2013 are summarized as follows:

	Period ended June 30, 2013	Period ended June 30, 2012	Period June 24, 2011 (ended) to June 30, 2013

Revenue	$–	$–	$–
Professional fees and other expense	42,653	6,457	49,110
Amortization expense	900	900	1,800
Organization expenses	–	–	5,950
Net loss	$(43,553)	$(7357)	$(56,860)

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Expenses

Professional fees and other expense

Professional fees and other expenses were $42,653, $6,457 and $49,110, respectively, for the year ended June 30, 2013, the year ended June 30, 2012 and for the period June 24, 2011 (inception) to June 30, 2013. Professional fees during the year ended June 30, 2012 totaled $5,997 incurred for our public reporting requirements and maintenance and hosting of our websites and domain names. Over the years we expect to incur significant legal and accounting, and other professional fees due to our public reporting requirements, as well as further development costs of our products in order to be brought to market. These costs will require us to seek additional financing.

Amortization expense

During the year ended June 30, 2013 we amortized our websites and domain names that were purchased from our founder. We recognized $900 in amortization expense for the year ended June 30, 2013. We amortize these costs over 60 months.

Organization expenses

During the period June 24, 2011 (inception) to June 30, 2013 we incurred organization expenses amounting to $5,950. This consisted of compensation to our founder of $5,500, and incorporation fees and expenses of $450.

Net loss

We incurred a net loss of $43,553 for the twelve months ended June 30, 2013 compared with a net loss of $7,357 for the twelve months ended June 30, 2012. Net loss for the year ended June 30, 2013 & 2012 included costs associated with our website/domain name development which are not able to be capitalized.

Liquidity and Capital Resources

Our financial position as of June 30, 2013 and June 30, 2012 are as follows:

Net Working Capital (Deficiency)	As of June 30, 2013	As of June 30, 2012
Current Assets	$212	$1,364
Current Liabilities	46,861	25,360

Net Working Capital (Deficiency)	$(46,649)	$(23,996)

Our net working capital deficiency increased $22,653, from $23,996 at June 30, 2012 to $46,649 at June 30, 2013 or 94 % as a direct result of increases in accrued expenses and related party and un-related party loans entered into.

Cash Flows	Year ended June 30, 2013	Year ended June 30, 2012
Net cash (used in) Operating Activities	$(49,402)	$(5,347)
Net cash (used in) Investing Activities	-	-
Net cash provided by Financing Activities		6,711
Increase (Decrease) in Cash during the Period	(1152)	1,364
Cash, Beginning of the Period	1364	-
Cash, End of the Period	$212	$1,364

Since June 30, 2012 through June 30, 2013, we secured $28,250 in loans from a related party, $0 of which we repaid prior to June 30, 2013. As of June 30, 2013 we had cash on hand of $212. The Company incurred deferred offering costs of $42,089 for expenses directly related to our Offering which we recorded as of June 30, 2013. For the year ended June 30, 2012 we completed our Offering where we received $25,000 in net proceeds. We charged the deferred offering costs against the additional paid in capital for which we received above par value. Legal fees of $20,000 that remained an obligation of the Company as of June 30, 2012 were paid in full by a shareholder upon the sale of their shares in the Company and the shareholder upon the sale of their shares in the Company forgave the debt associated with this payment, which was, $20,000. The payment and debt forgiveness of $20,000 has been recorded as an increase to Additional Paid-in Capital as of March 31, 2013.

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

Employees

s of October 15, 2013, we had one employee, our president, and chief executive officer, Mr. Su Chen. Mr. Chen is allowed to devote this time to our Company as he is not limited or restricted from being involved with us by his current employer. Mr. Chen is under no contractual agreement with the Company. However, our president, and chief executive officer’s current plan is to provide all administrative and planning work without any cash compensation while he seeks other sources of funding for the Company and its business plan.

There is no written employment contract or agreement in place with our founder, current or former president and chief executive officer.

Property

Our office and mailing address is 850 W. Horizon Ridge Parkway Suite 200, Henderson, Nevada. This space is provided to us at no cost.

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

JUNE 30, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Mirage Capital Corporation

We have audited the accompanying balance sheets of Mirage Capital Corporation (formerly known as Alternative Energy Media, Inc.) (a Development Stage “Company”) as of June 30, 2013, and the related statements of operations, changes in shareholders’ equity and cash flows for the year ended June 30, 2013, and the periods from June 24, 2011 (inception) to June 30, 2012 and 2013. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mirage Capital Corporation as of June 30, 2013 and 2012, and the result of its operations and its cash flows for the year ended June 30, 2013 and the periods from June 24, 2011 (inception) to June 30, 2012 and 2013 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Shanghai Perfect CPA PARTNERSHIP

/s/ Rentao Zhu

Shanghai Perfect CPA PARTNERSHIP

October 10, 2013

Shanghai, China

Registered with the Public Company Accounting Oversight Board

MIRAGE CAPITAL CORPORATION

(fka ALTERNATIVE ENERGY MEDIA, INC.)

(a Development Stage Company)

Balance Sheets

	June 30, 2013	June 30, 2012
ASSETS
CURRENT ASSETS:
Cash	$212	$1,364
TOTAL CURRENT ASSETS	212	1,364
OTHER ASSETS:
Websites – Domain names, net	2,700	3,600
TOTAL OTHER ASSETS	2,700	3,600
TOTAL ASSETS	$2,912	$4,964

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,744	$1,560
Accrued expenses	1,067	20,000
Loans – related party	30,150	1,900
Loans – unrelated party	1,900	1,900
TOTAL LIABILITIES	46,861	25,360

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 12,500,000 and 10,000,000 shares issued and outstanding, as of June 30, 2012 and June 30, 2011, respectively	12,500	12,500
Additional paid in capital	411	(19,589)
Deficit accumulated during development stage	(56,860)	(13,307)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(43,949)	(20,396)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,912	$4,964

See Notes to the Financial Statements.

MIRAGE CAPITAL CORPORATION

(fka ALTERNATIVE ENERGY MEDIA, INC.)

(a Development Stage Company)

Statements of Operations

	For the year ended June 30, 2013		For the year ended June 30, 2012	For the period June 24, 2011 (inception) through June 30, 2013

Revenue	$-		$-	$-
Expenses:
Professional fees and other expenses	42,653		6,457	49,110
Amortization expense	900		900	1,800
Organization expenses	-		-	5,950
Loss before provision for income taxes	43,553		7,357	56,860

Provision for income tax	-		-	-

Net loss	$(43,553)		$(7,357)	$(56,860)

Basic and diluted loss per share	$(0.00)	S	(0.00)

Weighted average common shares outstanding - basic and diluted	12,500,000		11,304,918

See Notes to the Financial Statements.

MIRAGE CAPITAL CORPORATION

(fka ALTERNATIVE ENERGY MEDIA, INC.)

(a Development Stage Company)

Statement of Stockholders’ Equity (Deficit)

	Common Stock	Common Stock Amount	Additional Paid- in-capital	Deficit Accumulated During Development Stage	Total
Balance - June 24, 2011 (date of inception)	-	$ -	$ -	$ -	$ -
Shares issued for services on June 28, 2011	5,500,000	5,500	-	-	5,500
Shares issued to acquire websites and domain names on June 28, 2011	4,500,000	4,500	-	-	4,500
Net loss – for the period June 24, 2011 (inception) through June 30, 2011	-	-	-	(5,950)	(5,950)
Balance – June 30, 2011	10,000,000	10,000	-	(5,950)	4,050
Shares issued for cash on December 23, 2011	2,350,000	2,350	21,150	-	23,500
Shares issued for cash on January 6, 2012	150,000	150	1,350		1,500
Deferred offering costs charged to capital	-	-	(42,089)	-	(42,089)
Net loss	-	-	-	(7,357)	(7,357)
Balance – June 30, 2012	12,500,000	$ 2,500	$ (19,589)	$ 13,307)	$ (20,396)
Net loss	-	-	-	(43,553)	(43,553)
Balance – June 30, 2013	12,500,000	$ 2,500	$ 411	$ (56,860)	$ (43,949)

See Notes to the Financial Statements.

MIRAGE CAPITAL CORPORATION

(fka ALTERNATIVE ENERGY MEDIA, INC.)

(a Development Stage Company)

Statements of Cash Flows

	For the year ended June 30, 2013	For the year Ended June 30, 2012	For the period June 24, 2011 (inception) through June 30, 2013

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(43,553)	$(7,357)	$(56,860)
Amortization	900	900	18,00
Shares issued for organizational expense	-	-	5,500
Adjustments to reconcile net loss to cash (used in) operating activities:
Change in accounts payable/accrued expenses	(6,749)	1,110	(5,189)
Net Cash Provided by (Used in) Operating Activities	(49,402)	(5,347)	(54,749)
CASH FLOW FROM INVESTING ACTIVITIES	-	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from common stock offering	-	25,000	25,000
Deferred offering costs paid	-	(22,089)	(22,089)
Loan proceeds from unrelated parties	-	11,650	11,650
Payments on loans from unrelated parties	-	(9,750)	(9,750)
Loans from related parties	28,250	7,100	7,100
Payments on loans from related parties	-	(5,200)	(5,200)
Net Cash Provided by (Used in) Financing Activities	28,250	6,711	35,350
CHANGE IN CASH	(1,152)	1,364	212
CASH AT BEGINNING OF PERIOD	1,364	-	-
CASH AT END OF PERIOD	$212	$1,364	$212
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Non-cash investing and financing activities:
Stock issuance for websites and domain names	$-	$-	$4,500
Additional Paid-in Capital increase by debt forgiveness - shareholder	$20,000		$20,000

See Notes to the Financial Statements.

MIRAGE CAPITAL CORPORATION

(fka ALTERNATIVE ENERGY MEDIA, INC.)

(a Development Stage Company)

Notes to the Financial Statements

June 30, 2013

NOTE 1 – ORGANIZATION

Mirage Capital Corporation (fka Alternative Energy Media, Inc.) (the “Company”) was incorporated under the laws of the State of Nevada on June 24, 2011. The Company issued 5,500,000 shares of its common stock to its founder, Mr. Matthew J. Zouvas, following inception in exchange for organizational costs incurred upon incorporation. On June 28, 2011 the Company issued 4,500,000 shares of its common stock to Windstream Partners, LLC (“Windstream”), as consideration for the purchase of 3 websites and/or domain names. Windstream paid $4,500 to acquire the domain names and websites. The acquisition was valued at $4,500. The Company issued 2,500,000 shares of its common stock to 20 investors who purchased their shares under a registration statement filed on Form S-1 (the “offering”) with the United States Securities and Exchange Commission (the “SEC”). Investors paid $0.01 per share for a total of $25,000.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had negative working capital of $46,649 and a deficit accumulated during the development stage of $56,860 at June 30, 2013.  As of June 30, 2013, the Company had not generated any revenue and had no committed sources of capital or financing.

While the Company is attempting to generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.   The Company’s budget for the next twelve months calls for approximately $25,000 - $50,000 for operational working capital and professional fees to maintain the requirements of being a public company, an estimated $15,000 - $40,000 per website to redevelop and enhance their functionality and revenue generation potential, and an additional $8,000 to $16,000 in marketing expenses for each website. Management believes the Company can raise adequate capital to keep the Company functioning for at least the next twelve months through June 30, 2014.

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

At June 30, 2013, there were 12,500,000 shares of common stock issued and outstanding.

NOTE 5 – LOANS - UNRELATED PARTY

During the year ended June 30, 2013, the Company received $0 in loan proceeds from an unrelated party who was a business acquaintance of our former shareholder or founder..

As of June 30, 2013, the Company had an outstanding loan balance – unrelated party of $1,900. These loans were unsecured and carry no interest rate or repayment terms. The Company repaid $0 of these loans to the unrelated party during the year ended June 30, 2013

NOTE 6 – LOANS - RELATED PARTY

During the year ended June 30, 2013 the Company received $9,618 in loan proceeds from a corporate entity affiliated with two shareholders of Company and $18,632 in loan proceeds from a shareholder of Company , in order to fund working capital expenses. This loan is unsecured and carries no interest rate or repayment terms.

The Company repaid $0 of this loan to the related parties. As of June 30, 2013, the Company had an outstanding loan balance – related party of $30,150.

NOTE 7 –ADDITIONAL PAID IN CAPITAL

Deferred offering costs related to the offering were charged to Additional Paid-in Capital. Deferred offering costs totaled $42,089 and consisted primarily of legal fees and other costs related to our offering. Legal fees of $20,000 that remained an obligation of the Company as of June 30, 2012 were paid in full by a shareholder upon the sale of their shares in the Company and the shareholder upon the sale of their shares in the Company forgave the debt associated with this payment, which was, $20,000. The payment and debt forgiveness of $20,000 has been recorded as an increase to Additional Paid-in Capital as of June 30, 2013.

NOTE 8 – INCOME TAXES

As of June 30, 2013, the Company had net operating loss carry forwards of $56,860 that may be available to reduce future years’ taxable income through 2033.

As of June 30, 2013

Deferred tax assets:
Net operating tax carryforwards	$22,175
Other	-
Gross deferred tax assets	22,175
Valuation allowance	(22,175)

Net deferred tax assets	$-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.  As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 9 - SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events occurring after June 30, 2013 and through the date of issuance of these audited financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Board of Directors of the Company approved the engagement of Shanghai Perfect CPA Partnership (“PCPA”), to serve as the Registrant’s independent registered public accountants for the fiscal year ending June 30, 2013, and engaged them on February 5, 2013. Also on February 5, 2013, the Board of Directors of the Registrant approved the dismissal as of that date of, and the Registrant did so dismiss, PLS CPA as the Registrant’s independent registered public accountants.

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

As of and for the period ending June 30, 2013, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the criteria established by COSO management concluded that the Company's internal control over financial reporting was effective as of June 30, 2013.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth certain information regarding the executive officer and director of Mirage Capital Corporation as of June 30, 2013.

All directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. Officers of the Company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Positions Held with the Company	Age	Date First Elected or Appointed

Su Chen	Director, Chairman, President and Chief Executive Officer, Chief Financial Officer, and Secretary & Treasurer	38	June 5, 2013

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

Su Chen –Mr. Chen is the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director. Mr. Chen has received an MBA degree from Tsinghua University in China. He has had more than 14 years’ business management experience in China. Since September 2009, he has worked with Guangzou Zhengchen Shoe Co. Ltd., in charge of the quotation, merchandising and quality control in the company. From August 2006 until September 2009, he worked for Zhongshan Ruyton Shoes Manufactory as the General Manager, in charge of the management of the whole factory including of the General Accounting Department. From December 2003 until August 2006, he worked for Dongguan Fengfu Shoes Factory as production manager (later on he was promoted to Vice General Manager), his job involved production quality control, administrative management, production layout, business purchase and research & development. From November 1999 until December 2003, he worked in Dongguan Huajian Shoes Group as Quality Control Manager and Production Manager, in charge of the quality control and production management in the branch factory. Mr. Su’s many years of experience in management will provide the Company the strategic direction and management that is necessary both here in the US and in China.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review, and other information known to the Company, during and with respect to the fiscal year ended June 30, 2013, we believe that all directors, officers and beneficial owners of more than 10 percent of our registered shares timely filed all reports required by Section 16(a) of the Exchange Act.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth the salaries and director fees we paid to our current (none) and former executive officer in our most recent fiscal year ended June 30, 2012 and for the period June 24, 2011(inception) through June 30, 2011:

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Su Chen	2013	-	-	-	-	-	-	-	-
Kebi Huang Shi Yong (3)	2013	-	-	-	-	-	-	-	-
	2012	-	-	-	-	-	-	-	-
1 Matthew J. Zouvas Former CEO, former CFO and former director	2012	-	-	-	-	-	-	-	-
	2011	-	-	-	-	-	-	5,000	5,000

Grants of Plan-Based Awards Table

None of our named executive officers received any grants of stock, option awards or other plan-based awards during the fiscal years ended June 30, 2013 and 2012.

Options Exercised and Stock Vested Table

None of our named executive officers exercised any stock options, and no restricted stock units held by our named executive officers vested, during the fiscal years ended June 30, 2013 and 2012.

Outstanding Equity Awards at Fiscal Year-end Table

None of our named executive officers held any unexercised options and unvested stock awards previously awarded as of June 30, 2013 and 2012.

TEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Shares Owned(1)	Percent of Outstanding Ownership(2)
Su Chen (3) CEO, CFO and Director	0	0.0%

Harmony Innovation Investment International Limited (4)	9,375,000	75.0%

Low Seng Kai(5)	625,000	5.0%

All officers and directors as a group (1 person)	0	0.0%

Notes:

(1) Based on 10,000,000 shares of common stock issued and outstanding as of October 15, 2013. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2) No officers, directors, or 5% shareholders, have the right to acquire any additional common shares of the Company within sixty (60) days of this report.

(3) Su Chen is the Company's President, CEO, CFO, Treasurer, Secretary and Director.

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

According to the NASDAQ definition, Su Chen is not an independent director because he currently holds the title of an officer of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services rendered by Shanghai Perfect CPA Partnership, a partnership for the audit of the Company’s annual financial statements for the year ended June 30, 2013 and for the period February 5, 2013 through June 30, 2013 and fees billed for other services rendered by Shanghai Perfect CPA Partnerrship during those periods. All services reflected in the following fee table were pre-approved, respectively, in accordance with the policy of the Board of Directors.

	June 30, 2013	June 30, 2012
Audit fees (1)	$7,000	$-
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total Fees	$7,000	$-

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

Dated: October 15, 2013

Mirage Capital Corporation

(the registrant)

By:  /s/ Su Chen

Su Chen, President, CEO, Principal Executive Officer, Treasurer,

Chairman, Principal Financial Officer and Principal Accounting Officer