Form 10-Q
period 2013-09-30
MIRAGE CAPITAL CORP
filed 2013-11-12
CIK 1527666

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2013

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

The number of shares of the registrant’s common stock outstanding as of February 14, 2012 was 12,500,000 shares.

MIRAGE CAPITAL CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION		Page No.

Item 1.	Interim Financial Statements (Unaudited)	3

	Mirage Capital Corporation

	Balance Sheets of Mirage Capital Corporation at March 31, 2013 (unaudited) and June 30, 2012 (audited)	3

	Statements of Operations of Mirage Capital Corporation for the Three Months and Nine Months ended March 31, 2013 and for the period June 24, 2011 (Inception) through March 31, 2013 (unaudited)	4

	Statement of Cash Flows of Mirage Capital Corporation for the Three Months and Nine Months ended March 31, 2013 and for the period June 24, 2011 (Inception) through March 31, 2013 (unaudited)	5

	Notes to the Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	15

Item 4.	Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	(Removed and Reserved)	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

Signatures		17

PART I. FINANCIAL INFORMATION

Item 1.   Interim Financial Statements (Unaudited)

MIRAGE CAPITAL CORPORATION

(fka ALTERNATIVE ENERGY MEDIA, INC.)

(a Development Stage Company)

Balance Sheets

	September 30,	June 30,
	2013	2013
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash	$195	$212
Other receivable	-	-
TOTAL CURRENT ASSETS	195	212
OTHER ASSETS:
Websites – Domain names, net	2,475	2,700
TOTAL OTHER ASSETS	2,475	2,700
TOTAL ASSETS	$2,670	$2,912

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$14,969	$13,744
Accrued expenses	1,067	1,067
Loans – related parties	39,561	30,150
Loans – unrelated party	1,900	1,900
TOTAL LIABILITIES	57,497	46,861

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 12,500,000 shares issued and outstanding, as of September 30, 2012 and June 30, 2012, respectively	12,500	12,500
Additional paid in capital	411	411
Deficit accumulated during development stage	(67,738)	(56,860)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(54,827)	(43,949)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,670	$2,912

See notes to the financial statements.

MIRAGE CAPITAL CORPORATION

(fka ALTERNATIVE ENERGY MEDIA, INC.)

(a Development Stage Company)

Statements of Operations

(unaudited)

	For the three months ended	For the year ended	For the period June 24, 2011 (inception) through
	September 30,	June 30,	September 30,
	2013	2013	2013

Revenue	$-	$-	$-
Expenses:
Professional fees and other expenses	10,653	42,653	59,763
Amortization expense	225	900	1,800
Organization expenses	-	-	5,950
Loss before provision for income taxes	10,878	45,553	67,513

Provision for income tax	-	-	-

Net loss	$(10,878)	$(45,553)	$(67,513)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	12,500,000

See notes to the financial statements.

MIRAGE CAPITAL CORPORATION

(fka ALTERNATIVE ENERGY MEDIA, INC.)

(a Development Stage Company)

Statements of Cash Flows

(unaudited)

	For the three	For the	For the period June 24, 2011 (inception)
	months ended	year ended	through
	September 30,	June 30,	September 30,
	2013	2013	2013

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(10,878)	$(45,553)	$(67,738)
Amortization	225	900	2,025
Shares issued for organizational expense	-	-	5,500
Adjustments to reconcile net loss to cash (used in) operating activities:
Change in accounts payable/accrued expenses	1,225	(6,749)	(3,964)
Change in accounts receivable	-	-	-
Change in deferred offering costs	-	-	-
Net Cash Provided by (Used in) Operating Activities	(9,428)	(49,402)	(64,177)
CASH FLOW FROM INVESTING ACTIVITIES	-	-	-
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from common stock offering	-	-	25,000
Deferred offering costs paid	-	-	(22,089)
Loan proceeds from unrelated parties	-	-	11,650
Payments on loans from unrelated parties	-	-	(9,750)
Loan proceeds from related parties	9,411	28,250	44,761
Payments on loans from related parties	-	-	(5,200)
Net Cash Provided by (Used in) Financing Activities	9,411	28,250	44,372
CHANGE IN CASH	(17)	(1,152)	195
CASH AT BEGINNING OF PERIOD	212	1,364	-
CASH AT END OF PERIOD	$195	$212	$195
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Non-cash investing and financing activities:
Stock issuance for websites and domain names	$-	$-	$4,500
Additional Paid-in Capital increase by debt forgiveness - shareholder	$-	$20,000	$20,000

See notes to the financial statements.

MIRAGE CAPITAL CORPORATION

(fka ALTERNATIVE ENERGY MEDIA, INC.)

(a Development Stage Company)

Notes to the Financial Statements

September 30, 2013

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Interim Financial Statements and Basis of Preparation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the financial statements of the Company for the period ended June 30, 2013 and notes thereto contained in its annual report on Form 10-K.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had negative working capital of $57,302 and a deficit accumulated during the development stage of $67,738 at September 30, 2013. As of September 30, 2013, the Company had not generated any revenue and had no committed sources of capital or financing.

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

NOTE 6 – LOANS - RELATED PARTIES

During the three months ended September 30, 2013, the Company received $9,411  in loan proceeds from a shareholder of the Company, in order to fund working capital expenses. This loan is unsecured and carries no interest rate or repayment terms.

The Company repaid $0 of this loan to the related party. As of September 30, 2013, the Company had an outstanding loan balances – related parties of $39,561.

NOTE 7 –ADDITIONAL PAID IN CAPITAL

Deferred offering costs related to the offering were charged to Additional Paid-in Capital. Deferred offering costs totaled $42,089 and consisted primarily of legal fees and other costs related to our offering. Legal fees of $20,000 that remained an obligation of the Company as of June 30, 2012 were paid in full by a shareholder upon the sale of their shares in the Company and the shareholder upon the sale of their shares in the Company forgave the debt associated with this payment, which was, $20,000. The payment and debt forgiveness of $20,000 has been recorded as an increase to Additional Paid-in Capital as of September 31, 2013.

NOTE 8 – INCOME TAXES

As of September 30, 2013, the Company had net operating loss carry forwards of $67,738 that may be available to reduce future years’ taxable income through 2033.

As of September 30, 2013

Deferred tax assets:
Net operating tax carryforwards	$26,418
Other	-
Gross deferred tax assets	26,418
Valuation allowance	(26,418)

Net deferred tax assets	$-

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

Employees

As of November 14, 2013, we had one employee, our president, chief executive offices (“CEO”) and chief financial officer (“CFO”),Mr. Su Chen. Mr. Chen provides at least 10 to 15 hours per week for the activities of the Company. Mr. Chen has held this position since June 5, 2013. There is no written employment contract or agreement with Mr. Chen. We will also use independent contractors and consultants to assist in many aspects of our business on an as-needed basis pending financial resources that become available to us.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Financial Condition and Results of Operations

Results of Operations for the Three months ended March 31, 2013 and 2012:

Our operating results for the three months ended March 31, 2013 and December 31, 2012 are summarized as follows:

	Three months ended September 30, 2013	Three months Ended September 30, 2012
Revenue	$–	$–

Professional fees and other expense	10,653	23,080
Amortization expense	225	225
Organization expenses	–	–
Net loss	$(10,878)	$(23,305)

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Expenses

Professional fees and other expense

Professional fees and other expenses were $10,653 and $23,080, respectively, for the three months ended September 30, 2013 and 2012. These costs will require us to seek additional financing.

Amortization expense

During the three months ended September 30, 2013 and 2012, we amortized our websites and domain names that were purchased from our founder. We recognized $225 and $225, respectively, in amortization expense for the three months ended September 30, 2013 and 2012. We amortize these costs over 60 months.

Net loss

We incurred a net loss of $10,878 for the three months ended September 30, 2013, compared with a net loss of $23,305 for the three months ended September 30, 2012. Net loss for the three months ended September 30, 2013 and 2012 included costs associated with our website/domain name development which were not able to be capitalized.

Liquidity and Capital Resources

Our financial position as of September 30, 2013 and September 30, 2012 are as follows:

Net Working Capital (Deficiency)	As of September 30, 2013	As of September 30, 2012
Current Assets	$195	$263
Current Liabilities	57,497	27,339

Net Working Capital (Deficiency)	$(57,302)	$(27,076)

Our net working capital deficiency increased $6,046 from $33,054 at December 31, 2012 to $39,100 at March 31, 2013 or 20% as a result of increases in accrued expenses and related party loans entered.

Cash Flows	Three months ended September 30, 2013	Three months ended September 30, 2012
Net cash (used in) Operating Activities	$(9,428)	$(10,719)
Net cash (used in) Investing Activities	-	-
Net cash provided by Financing Activities	9,411	9,618
Increase (Decrease) in Cash during the Period	(17)	(1,101)
Cash, Beginning of the Period	212	1,364
Cash, End of the Period	$195	$263

Since June 24, 2011 (inception) through September 30, 2013, we secured $56,411 in loans from both related parties and unrelated parties, $14,950 of which we repaid prior to September 30, 2013. As of September 30, 2013 we had cash on hand of $195. Currently we are receiving loans from our majority shareholder in the form of interest free loans. This shareholder has committed to ensure that our working capital needs are fulfilled for the foreseeable future.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented. Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

No legal proceedings have been initiated by or served upon the Company during the period ending September 30, 2013.

From time to time the Company may be named in claims arising in the ordinary course of business.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None for the period ending September 30, 2013.

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

Dated: November  14, 2013

Mirage Capital Corporation

By: /s/ Su Chen

CEO, CFO, Chairman of the Board, President & Treasurer of the Company