Form 10-Q
period 2013-12-31
MIRAGE CAPITAL CORP
filed 2014-02-25
CIK 1527666

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended December 31, 2013

OR

.

      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from __________ to__________

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

The number of shares of the registrant’s common stock outstanding as of February 14, 2012 was 12,500,000 shares.

MIRAGE CAPITAL CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION		Page No.

Item 1.	Interim Financial Statements (Unaudited) Mirage Capital Corporation	3

	Balance Sheets of Mirage Capital Corporation at December 31, 2013 (unaudited) and June 30, 2012 (audited)	3

	Statements of Operations of Mirage Capital Corporation for the Three Months and Six Months ended December 31, 2013 and for the period June 24, 2011 (Inception) through December 31, 2013 (unaudited)	4

	Statement of Cash Flows of Mirage Capital Corporation for the Three Months and Six Months ended December 31, 2013 and for the period June 24, 2011 (Inception) through December 31, 2013 (unaudited)	5

	Notes to the Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis	9

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13

Item 4.	Controls and Procedures	14

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	(Removed and Reserved)	14

Item 5.	Other Information	14

Item 6.	Exhibits	15

Signatures		15

PART I. FINANCIAL INFORMATION

Item 1.   Interim Financial Statements (Unaudited)

MIRAGE CAPITAL CORPORATION

(fka ALTERNATIVE ENERGY MEDIA, INC.)

(a Development Stage Company)

Balance Sheets

	December 31, 2013	June 30, 2013
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash	$178	$212
Other receivable	-	-
TOTAL CURRENT ASSETS	178	212
OTHER ASSETS:
Websites – Domain names, net	2,250	2,700
TOTAL OTHER ASSETS	2,250	2,700
TOTAL ASSETS	$2,428	$2,912

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,189	$13,744
Accrued expenses	1,067	1,067
Loans – related parties	46,599	30,150
Loans – unrelated party	1,900	1,900
TOTAL LIABILITIES	64,755	46,861

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 12,500,000 shares issued and outstanding, as of September 30, 2012 and June 30, 2012, respectively	12,500	12,500
Additional paid in capital	411	411
Deficit accumulated during development stage	(75,238)	(56,860)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(62,327)	(43,949)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,428	$2,912

See notes to the financial statements.

MIRAGE CAPITAL CORPORATION

(fka ALTERNATIVE ENERGY MEDIA, INC.)

(a Development Stage Company)

Statements of Operations

(unaudited)

	For the three months ended December 31, 2013	For the six months ended December 31, 2013	For the year ended June 30, 2013
Revenue	$-	$-	$-
Expenses:
Professional fees and other expenses	7,275	17,928	42,653
Amortization expense	225	450	900
Organization expenses	-	-	-
Loss before provision for income taxes	7,500	18,378	45,553

Provision for income tax	-	-	-

Net loss	$(7,500)	$(18,378)	$(45,553)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	12,500,000	12,500,000

See notes to the financial statements.

MIRAGE CAPITAL CORPORATION

(fka ALTERNATIVE ENERGY MEDIA, INC.)

(a Development Stage Company)

Statements of Cash Flows

(unaudited)

	For the three months ended December 31, 2013	For the six months ended December 31, 2013	For the year ended June 30, 2013

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(7,500)	$(18,378)	$(45,553)
Amortization	225	450	900
Shares issued for organizational expense	-	-	-
Adjustments to reconcile net loss to cash (used in) operating activities:
Change in accounts payable/accrued expenses	220	1,445	(6,749)
Change in accounts receivable	-	-	-
Change in deferred offering costs	-	-	-
Net Cash Provided by (Used in) Operating Activities	(7,055)	(16,483)	(49,402)

CASH FLOW FROM INVESTING ACTIVITIES	-	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from common stock offering	-	-	-
Deferred offering costs paid	-	-	-
Loan proceeds from unrelated parties	-	-	-
Payments on loans from unrelated parties	-	-	-
Loan proceeds from related parties	7,038	16,449	28,250
Payments on loans from related parties	-	-	-
Net Cash Provided by (Used in) Financing Activities	7,038	16,449	28,250

CHANGE IN CASH	(17)	(34)	(1,152)
CASH AT BEGINNING OF PERIOD	195	212	1,364
CASH AT END OF PERIOD	$178	$178	$212

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Non-cash investing and financing activities:
Stock issuance for websites and domain names	$-	$-	$-
Additional Paid-in Capital increase by debt forgiveness - shareholder	$-	$-	$20,000

See notes to the financial statements.

MIRAGE CAPITAL CORPORATION

(fka ALTERNATIVE ENERGY MEDIA, INC.)

(a Development Stage Company)

Notes to the Financial Statements

December 31, 2013

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had negative working capital of $64,577 and a deficit accumulated during the development stage of $75,238 at December 31, 2013. As of December 31, 2013, the Company had not generated any revenue and had no committed sources of capital or financing.

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

At December 31, 2013, there were 12,500,000 shares of common stock issued and outstanding.

NOTE 5 – LOANS - UNRELATED PARTY

During the three months ended December 31, 2013 the Company received $0 in loan proceeds from an unrelated party who was a business acquaintance of our former shareholder or founder.

As of December 31, 2013, the Company had an outstanding loan balance – unrelated party of $1,900.

NOTE 6 – LOANS - RELATED PARTIES

During the three months ended December 31, 2013, the Company received $7,038  in loan proceeds from a shareholder of the Company, in order to fund working capital expenses. This loan is unsecured and carries no interest rate or repayment terms.

The Company repaid $0 of this loan to the related party. As of December 31, 2013, the Company had an outstanding loan balances – related parties of $46,599.

NOTE 7 –ADDITIONAL PAID IN CAPITAL

Deferred offering costs related to the offering were charged to Additional Paid-in Capital. Deferred offering costs totaled $42,089 and consisted primarily of legal fees and other costs related to our offering. Legal fees of $20,000 that remained an obligation of the Company as of June 30, 2012 were paid in full by a shareholder upon the sale of their shares in the Company and the shareholder upon the sale of their shares in the Company forgave the debt associated with this payment, which was, $20,000. The payment and debt forgiveness of $20,000 has been recorded as an increase to Additional Paid-in Capital as of December 31, 2013.

NOTE 8 – INCOME TAXES

As of December 31, 2013, the Company had net operating loss carry forwards of $75,238 that may be available to reduce future years’ taxable income through 2033.

As of December 31, 2013

Deferred tax assets:
Net operating tax carryforwards	$29,342
Other	-
Gross deferred tax assets	29,342
Valuation allowance	(29,342)

Net deferred tax assets	$-

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

Employees

As of February 24, 2014, we had one employee, our president, chief executive offices (“CEO”) and chief financial officer (“CFO”),Mr. Su Chen. Mr. Chen provides at least 10 to 15 hours per week for the activities of the Company. Mr. Chen has held this position since June 5, 2013. There is no written employment contract or agreement with Mr. Chen. We will also use independent contractors and consultants to assist in many aspects of our business on an as-needed basis pending financial resources that become available to us.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Financial Condition and Results of Operations

Results of Operations for the Three months ended December 31, 2013 and 2012:

Our operating results for the three months ended December 31, 2013 and December 31, 2012 are summarized as follows:

	Three months ended December 31, 2013	Three months ended December 31, 2012

Revenue	$-	$-

Professional fees and other expense	7,275	5,978
Amortization expense	225	225
Organization expenses	-	-
Net loss	$(7,500)	$(6,203)

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Expenses

Professional fees and other expense

Professional fees and other expenses were $7,275 and $5,978, respectively, for the three months ended December 31, 2013 and 2012. These costs will require us to seek additional financing.

Amortization expense

During the three months ended December 31, 2013 and 2012, we amortized our websites and domain names that were purchased from our founder. We recognized $225 and $225, respectively, in amortization expense for the three months ended December 31, 2013 and 2012. We amortize these costs over 60 months.

Net loss

We incurred a net loss of $7,500 for the three months ended December 31, 2013, compared with a net loss of $5,978 for the three months ended December 31, 2012. Net loss for the three months ended December 31, 2013 and 2012 included costs associated with our website/domain name development which were not able to be capitalized.

Liquidity and Capital Resources

Our financial position as of December 31, 2013 and December 31, 2012 are as follows:

Net Working Capital (Deficiency)	As of December 31, 2013	As of December 31, 2012

Current Assets	$178	$246
Current Liabilities	64,755	33,300

Net Working Capital (Deficiency)	$(64,577)	$(33,054)

Our net working capital deficiency increased $31,523 from $33,054 at December 31, 2013 to $64,577 at December 31, 2012 or 95% as a result of increases in accrued expenses and related party loans entered.

Cash Flows	Three months ended December 31, 2013	Three months ended December 31, 2012

Net cash (used in) Operating Activities	$(7,055)	$(5,978)
Net cash (used in) Investing Activities	-	-
Net cash provided by Financing Activities	7,038	5,961
Increase (Decrease) in Cash during the Period	(17)	(17)
Cash, Beginning of the Period	195	263
Cash, End of the Period	$178	$246

Since June 24, 2011 (inception) through December 31, 2013, we secured $63,449 in loans from both related parties and unrelated parties, $14,950 of which we repaid prior to December 31, 2013. As of December 31, 2013 we had cash on hand of $178. Currently we are receiving loans from our majority shareholder in the form of interest free loans. This shareholder has committed to ensure that our working capital needs are fulfilled for the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer, Mr. Su, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including both Principal Executive Officers and Principal Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented. Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

No legal proceedings have been initiated by or served upon the Company during the period ending December 31, 2013.

From time to time the Company may be named in claims arising in the ordinary course of business.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None for the period ending December 31, 2013.

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

Dated: February 24, 2014

Mirage Capital Corporation

By: /s/ Su Chen
CEO, CFO, Chairman of the Board, President & Treasurer of the Company