Form 10-Q
period 2014-03-31
MIRAGE CAPITAL CORP
filed 2014-05-20
CIK 1527666

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X .  No       ..

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes   X ..No      .

The number of shares of the registrant’s common stock outstanding as of February 14, 2012 was 12,500,000 shares.

                                                                             MIRAGE CAPITAL CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Interim Financial Statements (Unaudited)

Mirage Capital Corporation

Balance Sheets of Mirage Capital Corporation at March 31, 2014 (unaudited) and June 30, 2012 (audited)	3

Statements of Operations of Mirage Capital Corporation for the Three Months and Nine Months ended
March 31, 2014 and for the period June 24, 2011 (Inception) through March 31, 2014 (unaudited)	4

Statement of Cash Flows of Mirage Capital Corporation for the Three Months and Nine Months ended
March 31, 2014 and for the period June 24, 2011 (Inception) through March 31, 2014 (unaudited)	5

Notes to the Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk.	13

Item 4. Controls and Procedures	13

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3. Defaults Upon Senior Securities	14

Item 4. (Removed and Reserved)	14

Item 5. Other Information	14

Item 6. Exhibits	14

Signatures	15

PART I. FINANCIAL INFORMATION

Item 1. Interim Financial Statements (Unaudited)

MIRAGE CAPITAL CORPORATION

(fka ALTERNATIVE ENERGY MEDIA, INC.)

(a Development Stage Company)

Balance Sheets

	March	June
	31, 2014	30, 2013
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash	$161	$212
Other receivable
TOTAL CURRENT ASSETS	161	212
OTHER ASSETS:
Websites – Domain names, net	2,025	2,700
TOTAL OTHER ASSETS	2,025	2,700
TOTAL ASSETS	$2,186	$2,912

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,189	$13,744
Accrued expenses	1,067	1,067
Loans – related parties	53,767	30,150
Loans – unrelated party	1,900	1,900
TOTAL LIABILITIES	71,923	46,861

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding
Common stock, $0.001 par value; 100,000,000 shares authorized; 12,500,000 shares issued and outstanding, as of September 30, 2012 and June 30, 2012, respectively	12,500	12,500
Additional paid in capital	411	411
Deficit accumulated during development stage	(82,648)	(56,860)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(69,737)	(43,949)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
	$2,186	$2,912

See notes to the financial statements.

MIRAGE CAPITAL CORPORATION

(fka ALTERNATIVE ENERGY MEDIA, INC.)

(a Development Stage Company)

Statements of Operations

(unaudited)

	For the three	For the six	For the
	months ended	months ended	year ended
	March	March	June
	31, 2014	31, 2014	30, 2013
Revenue	$-	$-	$-
Expenses:
Professional fees and other expenses	7,185	14,460	42,653
Amortization expense	225	450	900
Organization expenses	-	-	-
Loss before provision for income taxes	7,410	14,910	45,553

Provision for income tax	-	-	-

Net loss	$(7,410)	$(14,910)	$(45,553)

Basic and diluted loss per share	$(0.00)	$(0.00)	(0.00)

Weighted average common shares outstanding - basic and diluted	12,500,000	12,500,000

See notes to the financial statements.

MIRAGE CAPITAL CORPORATION

(fka ALTERNATIVE ENERGY MEDIA, INC.)

(a Development Stage Company)

Statements of Cash Flows

(unaudited)

	For the three months ended March 31, 2014	For the six months ended March 31, 2014	For the year ended June 30, 2013

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(7,410)	$(14,910)	$(45,553)
Amortization	225	450	900
Shares issued for organizational expense	-	-	-
Adjustments to reconcile net loss to cash (used in) operating activities:
Change in accounts payable/accrued expenses	-	220	(6,749)
Change in accounts receivable	-	-	-
Change in deferred offering costs	-	-	-
Net Cash Provided by (Used in) Operating Activities	(7,185)	(14,240)	(49,402)
CASH FLOW FROM INVESTING ACTIVITIES	-	-	-
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from common stock offering	-	-	-
Deferred offering costs paid	-	-	-
Loan proceeds from unrelated parties	-	-	-
Payments on loans from unrelated parties	-	-	-
Loan proceeds from related parties	7,168	14,206	28,250
Payments on loans from related parties	-	-	-
Net Cash Provided by (Used in) Financing Activities	7,168	14,206	28,250
CHANGE IN CASH	(17)	(34)	(1,152)
CASH AT BEGINNING OF PERIOD	178	195	1,364
CASH AT END OF PERIOD	$161	$161	$212
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Non-cash investing and financing activities:
Stock issuance for websites and domain names	$-	$-	$-
Additional Paid-in Capital increase by debt forgiveness - shareholder	$-	$-	$20,000

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had negative working capital of $71,762 and a deficit accumulated during the development stage of $82,648 at March 31, 2014. As of March 31, 2014, the Company had not generated any revenue and had no committed sources of capital or financing.

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

At March 31, 2014, there were 12,500,000 shares of common stock issued and outstanding.

NOTE 5 – LOANS - UNRELATED PARTY

During the three months ended March 31, 2014 the Company received $0 in loan proceeds from an unrelated party who was a business acquaintance of our former shareholder or founder.

As of March 31, 2014, the Company had an outstanding loan balance – unrelated party of $1,900.

NOTE 6 – LOANS - RELATED PARTIES

During the three months ended March 31, 2014, the Company received $7,168  in loan proceeds from a shareholder of the Company, in order to fund working capital expenses. This loan is unsecured and carries no interest rate or repayment terms.

The Company repaid $0 of this loan to the related party. As of March 31, 2014, the Company had an outstanding loan balances – related parties of $53,767.

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

NOTE 8 – INCOME TAXES

As of March 31, 2014, the Company had net operating loss carry forwards of $82,648 that may be available to reduce future years’ taxable income through 2033.

As of December 31, 2013

Deferred tax assets:
Net operating tax carryforwards	$32,233
Other	-
Gross deferred tax assets	32,233
Valuation allowance	(32,233)

Net deferred tax assets	$-

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

Employees

As of May 17, 2014, we had one employee, our president, chief executive offices (“CEO”) and chief financial officer (“CFO”),Mr. Su Chen. Mr. Chen provides at least 10 to 15 hours per week for the activities of the Company. Mr. Chen has held this position since June 5, 2013. There is no written employment contract or agreement with Mr. Chen. We will also use independent contractors and consultants to assist in many aspects of our business on an as-needed basis pending financial resources that become available to us.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Financial Condition and Results of Operations

Results of Operations for the Three months ended December 31, 2013 and 2012:

Our operating results for the three months ended December 31, 2013 and December 31, 2012 are summarized as follows:

	Three months ended March 31, 2014	Three months Ended March 31, 2013
Revenue	$–	$–

Professional fees and other expense	7,185	6,046
Amortization expense	225	225
Organization expenses	–	–
Net loss	$(7,410)	$(6,271)

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Expenses

Professional fees and other expense

Professional fees and other expenses were $7,185 and $6,046, respectively, for the three months ended March 31, 2014 and 2013. These costs will require us to seek additional financing.

Amortization expense

During the three months ended March 31, 2014 and 2013, we amortized our websites and domain names that were purchased from our founder. We recognized $225 and $225, respectively, in amortization expense for the three months ended March 31, 2014 and 2013. We amortize these costs over 60 months.

Net loss

We incurred a net loss of $7,410 for the three months ended March 31, 2014, compared with a net loss of $6,271 for the three months ended March 31, 2013. Net loss for the three months ended March 31, 2014 and 2013 included costs associated with our website/domain name development which were not able to be capitalized.

Liquidity and Capital Resources

Our financial position as of March 31, 2014 and March 31, 2013 are as follows:

Net Working Capital (Deficiency)	As of March 31, 2014	As of March 31, 2013
Current Assets	$161	$229
Current Liabilities	71,923	39,329

Net Working Capital (Deficiency)	$(71,762)	$(39,100)

Our net working capital deficiency increased $32,662 from $39,100 at March 31, 2013 to $71,762 at March 31, 2014 or 84% as a result of increases in accrued expenses and related party loans entered.

Cash Flows	Three months ended March 31, 2014	Three months ended March 31, 2013
Net cash (used in) Operating Activities	$(7,185)	$(6,064)
Net cash (used in) Investing Activities	-	-
Net cash provided by Financing Activities	7,168	6,029
Increase (Decrease) in Cash during the Period	(17)	(17)
Cash, Beginning of the Period	178	246
Cash, End of the Period	$161	$229

Since June 24, 2011 (inception) through March 31, 2014, we secured $70,617 in loans from both related parties and unrelated parties, $14,950 of which we repaid prior to March 31, 2014. As of March 31, 2014 we had cash on hand of $161. Currently we are receiving loans from our majority shareholder in the form of interest free loans. This shareholder has committed to ensure that our working capital needs are fulfilled for the foreseeable future.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented. Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

No legal proceedings have been initiated by or served upon the Company during the period ending March 31, 2014.

From time to time the Company may be named in claims arising in the ordinary course of business.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None for the period ending March 31, 2014.

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

Dated: May 17, 2014

Mirage Capital Corporation

By: /s/ Su Chen

CEO, CFO, Chairman of the Board, President & Treasurer of the Company